Form 10-Q
period 1996-03-31
SYQUEST TECHNOLOGY INC
filed 1996-05-15
CIK 880865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


       Quarterly report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the Quarter Ended March 31, 1996

                         Commission file number 0-19674


                            SYQUEST TECHNOLOGY, INC.
                                  (Registrant)

         DELAWARE                                    94-2793941
- -------------------------------               ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)


                              47071 Bayside Parkway
                            Fremont, California 94538
                            Telephone: (510) 226-4000
                        ---------------------------------
                        (Registrant's principal executive
                          offices and telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                               Yes       X               No
                                  ----------------         ----------------

As of March 31, 1996, 11,402,664 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.


================================================================================

                                      INDEX


                            SYQUEST TECHNOLOGY, INC.


PART I  FINANCIAL INFORMATION                                              Page
                                                                            no.

Item 1. Consolidated Condensed Financial Statements (unaudited)

        Consolidated condensed statements of operation--Three and six
        months ended March 31, 1996 and March 31, 1995...................     3

        Consolidated condensed balance sheets--March 31, 1996
        and September 30, 1995...........................................     4

        Consolidated condensed statements of cash flows--Six
        months ended March 31, 1996 and March 31, 1995...................     5

        Notes to consolidated condensed financial statements--
        March 31, 1996...................................................   6-8



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................  9-14



Part II OTHER INFORMATION

Item 1. Legal proceedings................................................    15

Item 4. Submission of Matters to a Vote of Securities Holders............ 15-16

Item 5. Other Information................................................    16

Item 6. Exhibits and Reports on Form 8-K.................................    16


SIGNATURES...............................................................    17


                            SYQUEST TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Three months ended                   Six months ended
                                                             March 31,                            March 31,
                                                     ---------------------------        --------------------------
                                                        1996              1995            1996               1995
                                                        ----              ----            ----               ----

Net revenues                                         $  47,445         $  76,490        $ 126,112         $ 142,382
Cost of revenues                                        69,003            55,030          149,093           104,995
Provision for losses on purchase commitments             3,833              --             11,672             --
                                                     ---------         ---------        ---------         ---------

  Gross Profit (loss)                                  (25,391)           21,460          (34,653)           37,387


Operating Expenses:

  Selling, general and administrative                   14,351            10,826           28,815            19,413
  Research and development                               7,360             6,095           14,520            11,270
  Restructuring costs                                    3,600              --              3,600             --
                                                     ---------         ---------        ---------         ---------

  Total operating expenses                              25,311            16,921           46,935            30,683
                                                     ---------         ---------        ---------         ---------

  Income (loss) from operations                        (50,702)            4,539          (81,588)            6,704


Net interest income (expense)                             (403)              311             (318)              676
                                                     ---------         ---------        ---------         ---------

Income (loss) before income taxes                      (51,105)            4,850          (81,906)            7,380

Provision for income taxes                                --               1,164            3,000             1,771
                                                     ---------         ---------        ---------         ---------

Net income (loss)                                     ($51,105)        $   3,686         ($84,906)        $   5,609
                                                     =========         =========        =========         =========

Income (loss) per share:

    Net income (loss)                                   ($4.49)        $    0.31           ($7.48)        $    0.47
                                                     =========         =========        =========         =========


  Common and common equivalent shares
   used in computing per share amounts                  11,371            11,838           11,351            11,864
                                                     =========         =========        =========         =========



            See notes to consolidated condensed financial statements

                            SYQUEST TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                    March 31,      September 30,
                                                       1996           1995
                                                   -----------     -------------
                           Assets                  (Unaudited)       (Note)
Current assets:
  Cash and cash equivalents                         $   7,273      $  29,248
  Short-term investments                                  400            400
  Accounts receivable                                  42,893         55,653
  Inventories                                          40,079         34,213
  Prepaid expenses and deposits                         3,597          2,066
  Deferred income taxes                                10,254         13,254
                                                    ---------      ---------

    Total current assets                              104,496        134,834

Property, equipment and leasehold improvements         62,544         57,790
Accumulated depreciation                              (29,274)       (31,070)
                                                    ---------      ---------

    Net property and equipment                         33,270         26,720

Other assets                                            3,012          3,130
                                                    ---------      ---------
                                                    $ 140,778      $ 164,684
                                                    =========      =========

         Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                  $  77,126      $  41,213
  Income taxes payable                                    860            355
  Accrued compensation                                  5,046          5,206
  Accrued expenses and other liabilities               18,561         15,210
  Provision for losses on purchase commitments         14,237         10,510
  Notes payable to bank                                17,494           --
                                                    ---------      ---------

    Total current liabilities                         133,324         72,494

Deferred rent                                             252            276

Deferred income taxes                                   8,725          8,726

Stockholders' equity (deficit):
   Common stock                                            13             13
   Additional paid in capital                          79,684         79,489
   Treasury stock                                     (12,855)       (12,855)
   Retained earnings (deficit)                        (68,365)        16,541
                                                    ---------      ---------

     Total stockholders' equity (deficit)              (1,523)        83,188
                                                    ---------      ---------

                                                    $ 140,778      $ 164,684
                                                    =========      =========

      Note: The consolidated condensed balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

            See notes to consolidated condensed financial statements

                            SYQUEST TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Six months ended
                                                               March 31,
                                                       -------------------------
Operating Activities:                                    1996            1995
                                                         ----            ----

  Net income (loss)                                    ($84,906)       $  5,609

  Charges to operations not affecting cash:

    Depreciation                                          4,889           3,813
    Deferred income taxes                                 3,000              92
    Provision for bad debts                               4,035             775
    Other                                                    24             108

  Net changes in operating assets and liabilities:

    Accounts receivable                                   8,725          (1,266)
    Inventories                                          (5,866)        (27,792)
    Accounts payable                                     35,913           6,451
    Provision for losses on purchase commitments          3,727            --
    Other                                                 2,164            (268)
                                                       --------        --------

  Net cash used in operating activities                 (28,295)        (12,478)


Investing activities:

  Purchase of equipment and leasehold improvements      (11,487)         (4,265)
  Purchase of short-term investments                        --           (2,778)
  Proceeds from the sale of short-term investments          --            4,493
  Investment in Silmag                                      --           (1,913)
  Other                                                     118            (572)
                                                       --------        --------

  Net cash used in investing activities                 (11,369)         (5,035)

Financing activites:

  Proceeds from issuance of common stock                    195           1,557
  Proceeds from short-term borrowings                    17,494            --
  Purchase of treasury stock                                --           (1,200)
                                                       --------        --------

  Net cash provided by financing activities              17,689             357

Net decrease in cash and cash equivalents               (21,975)        (17,156)

Cash and cash equivalents at beginning of the period     29,248          45,982
                                                       --------        --------

Cash and cash equivalents at end of the period         $  7,273        $ 28,826
                                                       ========        ========


            See notes to consolidated condensed financial statements

                            SYQUEST TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

NOTE: 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results for the three and six month periods ended March 31,1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.



NOTE: 2 - INVENTORIES

Inventories are comprised of the following:     March 31,     September 30,
                                                  1996           1995
                                                  ----           ----
                                                    (In thousands)

          Raw materials                         $ 9,434        $22,258
          Work in process                         7,454          8,564
          Finished goods                         23,191          3,391
                                                -------        -------
                                                $40,079        $34,213

During the quarter ended March 31, 1996, the Company established reserves of $12.8 million for excess inventories and non-cancelable purchase commitments for its 3 1/2 inch drive and system products. In addition, the Company provided $3.1 million in reserves for inventory and tooling due to discontinuance of further development of the Company's smaller form factor products.

NOTE: 3 - NET INCOME (LOSS) PER SHARE

Net (loss) per share for the three and six month periods ended March 31, 1996 is based on the weighted average number of shares of common stock outstanding during the period. Net income per share for the three and six month periods ended March 31, 1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

NOTE: 4 - LINE OF CREDIT

At March 31, 1996 the Company had a line of credit agreement (the "Agreement") with a financial institution, expiring January 31, 1997. Borrowings under the Agreement bear interest at the highest "LIBOR" (the one-month London Interbank Offered Rates) rate during the month plus 4.825% and are subject to the higher of a minimum interest rate of 8% per annum or $10,000 per month, regardless of borrowings. The total borrowings are limited to the lesser of $30 million or 75 percent of the Company's eligible accounts receivable. The Agreement places limitations on additional borrowings and payment of dividends. As of March 31, 1996, approximately $17.5 million of borrowings were outstanding and approximately $3.0 million was available for borrowing under the Agreement.

In March 1996, the Company entered into a line of credit agreement with a bank in Penang, Malaysia. The line of credit provides for a term loan equivalent to approximately US$ 4.2 million and an overdraft facility of approximately US$840,000. The term loan is repayable in 120 monthly installments and bears interest at the rate of 1.5% over the bank's base lending rate. The line of credit is secured by factory buildings owned by SyQuest Technology (M) SDN BHD. As of March 31, 1996 there were no borrowings outstanding under this line of credit agreement


NOTE: 5 - INCOME TAXES

No income tax benefit was recorded for the quarter ended March 31, 1996 because the Company anticipates that deferred tax assets attributed to temporary items and tax net operating losses arising during fiscal 1996 will be fully offset by a deferred tax asset valuation allowance. For the six month period ended March 31, 1996, the Company has recorded a $3.0 million provision for income taxes resulting from an increase in the deferred tax valuation allowance in the first quarter. The Company recorded a provision for income taxes for the three and six month periods ended March 31, 1995 at an effective rate of 24%. The effective tax rate was less than the statutory rate primarily because operating income of certain foreign operations was not subject to foreign income taxes and a portion of such operating income was considered to be permanently invested in non-U.S. operations.


NOTE: 6 - STOCKHOLDERS' EQUITY

Shares authorized and outstanding are as follows:

                                                     Shares Outstanding
                                               ---------------------------------
                                               March 31,          September 30,
                                                 1996                 1995
                                                 ----                 ----

Preferred Stock $0.001 par value,
4,000,000 shares authorized                         --                    --

Common Stock $0.001 par value,
20,000,000 shares authorized                  11,402,664            11,323,974


NOTE: 7 - RESTRUCTURING COSTS

The accrual for restructuring costs represents direct costs related to exiting manufacturing facilities in Singapore. During the second quarter of 1996, the Company developed and began implementation of a plan to relocate the manufacturing capabilities in Singapore to Penang, Malaysia. The Company anticipates that the transition of manufacturing operations from Singapore to Malaysia will be completed in the third quarter of 1996. The reduction in force will affect approximately 1500 employees, primarily in the manufacturing and administrative functions.

The Company accrued $1.6 million for write-off of capital assets as well as $2.0 million for severance compensation and other benefits for the affected employees and for the closure of Singapore facilities.


NOTE: 8 - LITIGATION

See Part II, item 1, of this Form 10-Q for a description of pending legal proceedings.

                            SYQUEST TECHNOLOGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Net revenues for the quarter ended March 31, 1996 were $47.4 million, a decrease of 38% from the $76.5 million reported for the comparable year-ago quarter. In the fourth quarter of fiscal 1995 the Company introduced the EZ135 system, which was targeted for the "SOHO" (small office, home office) market and sold into the retail channel. Net revenues attributable to the EZ135 system products accounted for 45% of total net revenues for the quarter ended March 31, 1996. Compared to the previous year quarter, drive unit shipments were lower by 73% while average selling prices declined 44%, non EZ system shipments declined 78% while pricing dropped 46%, and non EZ cartridge shipments declined 47% while average selling prices declined 11%. This rapid decline in unit shipments and selling prices of non EZ products was not offset by revenues generated by the EZ135 system and cartridge products. Unit shipments of combined drive/system products for the quarter ended March 31, 1996 were flat compared to the comparable year-ago quarter, yet drive/systems net revenues declined significantly as 71% of the units shipped during the current year quarter were lower priced EZ135 systems.

For the six month period ended March 31, 1996, net revenues decreased by 11% or $16.3 million from the comparable six month period in fiscal 1995. The decline in net revenues was attributable to lower shipment volumes and declining selling prices of the Company's' non EZ drive and cartridge products. Drive revenues declined 68%, non EZ system revenues were down 54%, and non EZ cartridge revenues declined 36%. The decline in net revenues of non EZ products for this period was not offset by EZ135 product revenues.

The gross loss for the quarter was $25.4 million compared to a gross profit of $21.5 million in the comparable year ago quarter. The gross margin loss was 54% in the quarter ended March 31, 1996 compared to a positive gross margin of 28% in the quarter ended March 31, 1995. The decline in gross profit and gross margin was due to lower unit shipments and lower average selling prices for core products, such as the SQ5200 and SQ3270 drive, system, and cartridge products, production costs for the EZ135 system products, which were not in production in the prior year period including EZ135 cartridge manufacturing yield issues which contributed to higher than anticipated EZ135 production costs. Also contributing to the gross profit decline was the overall shift in revenues from profitable core product drives and systems to the unprofitable EZ135 system products. Additionally, the Company established a $15.9 million reserve for excess and obsolete inventory and non-cancelable purchase commitments.

In view of rapidly declining unit shipments and selling prices of its core drive products coupled with the planned release of the next generation EZ product the Company has re-evaluated its product demand through the remainder of fiscal 1996. The Company concluded that the next generation of the EZ product, which the Company believes will be released shortly, could render the EZ135 product and SQ3270 drive and system products obsolete by fiscal year end. As such, the Company established reserves of $12.8 million for excess inventories and non-cancelable purchase commitments for its 3 1/2 inch drive and system products. In addition, the Company provided $3.1 million in reserves for inventory and tooling due to discontinuance of further development of the Company's smaller form factor products. The Company believes that there is sufficient market demand for the SQ5200 drive product and that an excess inventory reserve is not required.

The gross loss for the six month period ended March 31, 1996 was $34.7 million compared to a gross profit of $37.4 million for the six month period ended March 31, 1995. The decline in gross profit was due to declining selling prices and unit shipment volumes of core drive and system products, EZ135 cartridge manufacturing yield issues, and the shift in revenues from higher profit drive products to the unprofitable EZ135 system products. In addition to the charges incurred in the second quarter, previously discussed, in the first quarter of fiscal 1996, the Company provided a $7.8 million reserve for losses on purchase commitments and a reserve of $8.6 million for excess inventories.

The reserves discussed above are based on Company estimates of future market requirements. However, there can be no assurances that Company forecasts will be achieved and that subsequent inventory write-downs will not be required.

During the second quarter the Company refined and began implementation of its restructuring plan which was announced early in the second quarter. Reserves of $3.6 million were established in the second quarter to provide for the write-off of fixed assets as well as severance compensation and other benefits for the approximately 1,500 employees affected by the restructuring. The restructuring plan calls for the closure of the Company's manufacturing facilities in Singapore which is currently underway with completion scheduled to occur in the third fiscal quarter. The Company is negotiating for the outsourcing of a portion of the Company's products with several potential manufacturing partners. Though there are no definitive agreements in place, one manufacturer is already supplying product to the Company. The Company presently anticipates that these manufacturing relationships will be finalized within the current fiscal year.

Research and development expenses for the quarter ended March 31, 1996 were $7.4 million, an increase of $1.3 million or 21% from the $6.1 million reported in the comparable year-ago quarter. For the six month period ended March 31, 1996 research and development expenses were $14.5 million compared to $11.3 million for the comparable period ended March 31, 1995. The increase in expense was attributable to development activities related to the next generation of the EZ product and the higher capacity product under development.

Selling, general, and administrative expenses were $14.4 million for the quarter ended March 31, 1996 an increase of $3.5 million when compared to the $10.8 million reported for the quarter ended March 31, 1995. The increase was principally attributable to increased bad debt provisions of $2.0 million taken in the second quarter and operational expenses of the European regional headquarters in the Netherlands, which became operational October 1, 1995.

Selling, general, and administrative expenses were $28.9 million for the six month period ended March 31, 1996 an increase of $9.4 million when compared to the $19.4 million reported for the six month period ended March 31, 1995. The increase in expenses were primarily attributable to operational expenses of the European regional headquarters in the Netherlands, which became operational October 1, 1995, higher sales and marketing expenses associated with the retail distribution of the EZ135 product, and increased bad debt provisions.

Net interest expense was $403,000 for the quarter ended March 31, 1996 versus net interest income of $311,000 for the comparable year-ago quarter. The Company incurred $444,000 of interest expense on its line of credit borrowings in the second fiscal quarter and earned $41,000 of interest income on its investments. The Company had no interest expense in the comparable year-ago quarter as there were no borrowings under the Company's line of credit, and the Company earned $311,000 on its investments.

No income tax benefit was recorded for the quarter ended March 31, 1996 because the Company anticipates that deferred tax assets attributed to temporary items and tax net operating losses arising during fiscal 1996 will be fully offset by a deferred tax asset valuation allowance. For the six month period ended March 31, 1996, the Company has recorded a $3.0 million provision for income taxes resulting from an increase in the deferred tax valuation allowance in the first quarter. The Company recorded a provision for income taxes for the three and six month periods ended March 31, 1995 at an effective rate of 24%. The effective tax rate was less than the statutory rate primarily because operating income of certain foreign operations was not subject to foreign income taxes and a portion of such operating income was considered to be permanently invested in non-U.S. operations.


Liquidity and Capital Resources:

At March 31, 1996 the Company had cash and short-term investments of $7.7 million, a decrease of $21.9 million compared to $29.6 million at September 30, 1995. Borrowings under the Company's line of credit amounted to $17.5 million at March 31, 1996. There were no borrowings outstanding at September 30, 1995.

Accounts receivable totaled $42.9 million at March 31, 1996, a decline of $12.8 million from September 30, 1995. The decline in accounts receivable was due primarily to lower sales for the second quarter. Accounts receivable represent 106 days sales outstanding, an increase of 43 days when compared to the quarter ended December 31, 1995. This reflects a continuing shift in the customer base towards the slower paying retail channel.

Inventories increased from September 30, 1995 levels by $5.9 million and totaled $40.1 million at March 31, 1996. The increase in inventory was attributable to the lower than anticipated sales levels in the second fiscal quarter which resulted in a significant increase in finished goods.

At March 31, 1996 the Company had a line of credit agreement (the "Agreement") with a financial institution, expiring January 31, 1997. Borrowings under the Agreement bear interest at the highest "LIBOR" (the one-month London Interbank Offered Rates) rate during the month plus 4.825% and are subject to the higher of a minimum interest rate of 8% per annum or $10,000 per month, regardless of borrowings. The total borrowings are limited to the lesser of $30 million or 75 percent of the Company's eligible accounts receivable. The Agreement places limitations on additional borrowings and payment of dividends. As of March 31, 1996, approximately $17.5 million of borrowings were outstanding and approximately $3.0 million was available for borrowing under the Agreement.

In March 1996, the Company entered into a line of credit agreement with a bank in Penang, Malaysia. The line of credit provides for a term loan equivalent to approximately US$ 4.2 million and an overdraft facility of approximately US$840,000. The term loan is repayable in 120 monthly installments and bears interest at the rate of 1.5% over the bank's base lending rate. The line of credit is secured by factory buildings owned by SyQuest Technology (M) SDN BHD.

As of March 31, 1996 there were no borrowings outstanding under this line of credit agreement.

The Company continues to rely on its borrowing capabilities in order to fund its cash requirements for operations although borrowings have typically approached the limit of available borrowings set by the receivable base. The Company is negotiating with several outsourcing partners who may provide manufacturing or other financial support. The Company continues to receive the understanding of many of its major suppliers as it completes the product transitions currently in process and its relationship with its bank, and its line of credit, remain in place. Additionally, the Company has engaged the investment banking firm of Needham & Company to assist in identifying potential strategic partners and sources of debt and equity financing.

The Company believes that together with its borrowing capabilities, the successful completion of outsourcing strategies and the continued support of its major vendors that it will have the necessary liquidity to complete the product transitions currently in process.


Factors That May Affect Future Results, Financial Condition and Liquidity:

SyQuest operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of those risks.

FUTURE DEMAND FOR PRODUCTS

While the Company believes there is sufficient market demand for the SQ5200 drive product and that an excess inventory reserve is not required, there are a number of risks associated with assessing demand for the SQ5200. First, as previously stated, reserves are based on estimates of future market requirements and there can be no assurance that the Company's forecast will be achieved and that subsequent write-downs will not be required. Second, there are no assurances that competition will not result in significant additional discounting or reduced demand for the SQ5200. Third, introduction of new products, either by the Company or its competitors, may reduce demand sooner than expected for the SQ5200.

In addition, while the Company believes that the next generation of the EZ product could render the EZ135 product and the SQ3270 obsolete by fiscal year end, there can be no assurances that the Company's forecasts for sales of those products will be achieved and that subsequent inventory write-downs will not be required during or after the fiscal year.


OUTSOURCING OF MANUFACTURING

The Company is negotiating for the outsourcing of a portion of the Company's products with several strategic manufacturing partners and anticipates that these manufacturing relationships will be consummated within this fiscal year. Since these agreements are subject to complex negotiations, there can be no assurances that the Company will reach agreements on their material terms.

There can be no assurances if the negotiations are successful that the third party manufacturers will be able to supply sufficient quantities of quality products on a timely basis. The inability to obtain quality products on a timely basis could have a material adverse effect on the Company's results of operations and financial condition.


NEW PRODUCT INTRODUCTION

While the Company believes that it will be able to introduce new products successfully and in a timely manner, inability to successfully introduce new products in a timely manner may have a material adverse impact on the Company's results of operations and financial condition. Additionally there can be no assurances that the competitive environment in which the Company operates will allow the Company to achieve its objectives with respect to sale of new products at the Company's anticipated selling prices.

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

The Company has been named as a defendant in two putative class action lawsuits. The action entitled Irving Ravens, et al. v. Syed H. Iftikar, et al. was filed on April 2, 1996 in the United States District Court for the Northern District of California (the "Federal Lawsuit"). The action entitled Gary S. Kaufman v. SyQuest Technology Inc. et al. was filed on March 25, 1996 in the Superior Court of the State of California for the County of Alameda (the "State Lawsuit"). Certain current and former executive officers and directors of the Company are also named as defendants in the lawsuit. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's common stock between October 21, 1994 and February 1, 1996. The complaint in the Federal Lawsuit alleges that the defendants violated the federal securities laws through material misrepresentations and omissions. The plaintiffs in the State Lawsuit purport to represent a class of all persons who purchased common stock between May 2, 1995 and February 2, 1996. The complaint in the State Lawsuit alleges that defendants violated various California laws and statutes through material misrepresentations and omissions. On May 14 1996, the Company was served with a shareholder's derivative action filed in Alameda County, California, Superior Court entitled John Nitti, et al v. Syed Iftikar, et al. The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The Complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the two putative class actions. The Company intends to defend the cases vigorously.

The Company is involved in other litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.


Item 4.       Submission of Matters to a Vote of Securities Holders

The Company held its 1996 Annual Meeting of Stockholders on February 28, 1996. At the Annual Meeting the stockholders elected directors and ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 1996. The votes on the foregoing matters were as follows:

              Election of Directors.
              Votes for each nominee (each of whom was elected a director)

                                         Total Vote       Total Vote
                                             For           Withheld
                                         ----------       ----------
              Syed H. Iftikar             9,096,454        453,444
              Robert C. Wilson            9,121,733        428,135
              C. Richard Kramlich         9,128,029        421,839
              David I. Caplan             9,125,340        424,528
              Edward L. Marinaro          9,123,929        425,939


              Ratification of Appointment of Auditors

                 For            Against           Abstain
                 ---            -------           -------
              9,258,510         265,981           25,377


Item 5.  Other Information.

The Company accepted the resignation of Robert C. Wilson from its board of directors. Wilson, a partner of Wilson and Chambers, Inc., a business consulting firm, had served on the Company's board since 1982.


Item 6.       Exhibits and Reports on Form 8-K

              a.  Exhibit 11.1 Computation of Earnings per share

              b.  Reports on Form 8-K

                  A report on Form 8-K dated January 23, 1996, was filed reporting an Item 2 event.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SYQUEST TECHNOLOGY, INC.
                                  (Registrant)



Date: May 14, 1996             By:   /s/ James  E. Graber
      -------------------            ---------------------------

                                     James E. Graber
                                     Vice President Investor Relations &
                                     Acting Vice President, Finance &
                                     Chief Financial Officer



Date: May 14, 1996             By:   /s/ Syed H. Iftikar
      -------------------            ---------------------------

                                     Syed H. Iftikar
                                     Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT                                               Sequentially Numbered Page
- -------                                               --------------------------

Exhibit 11.1  -   Computation of Earnings
                      per share                                   19