Form 10-K/A
period 1995-09-30
SYQUEST TECHNOLOGY INC
filed 1996-06-28
CIK 880865

Page 1 of 22 Pages
                                                     Exhibit Index is on Page 21

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------


                                   FORM 10-K/A
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1995
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934]
          For the transition period from ____________ to ______________


                         Commission file number 0-19674

                            SyQuest Technology, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                          94-2793941
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

47071 Bayside Parkway, Fremont, California                    94538
(Address of principal executive offices)                    (Zip Code)

                                 (510) 226-4000
              (Registrant's telephone number, including area code)

                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                               No
                       ---                                ---

       Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

       The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of Common Stock on November 30, 1995 as reported by Nasdaq, was approximately $124,565,364. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       The number of outstanding shares of the registrant's Common Stock on November 30, 1995 was 11,324,124.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            For the years ended September 30, 1995, 1994, and 1993


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Report of Ernst & Young LLP, Independent Auditors....................... 2

    Consolidated Balance Sheets -- September 30, 1995 and 1994.............. 3

    Consolidated Statements of Operations -- Years Ended September 30,
        1995, 1994, and 1993................................................ 4

    Consolidated Statements of Stockholders' Equity -- Years Ended
        September 30, 1995, 1994, and 1993.................................. 5

    Consolidated Statements of Cash Flows -- Years Ended September 30,
        1995, 1994, and 1993................................................ 6

    Notes to Consolidated Financial Statements.............................. 7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


    The Board of Directors and Stockholders
    SyQuest Technology, Inc.


         We have audited the accompanying consolidated balance sheets of SyQuest Technology, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated October 26, 1995 (except for Note 4, as to which the date is December 27, 1995) the Company, as discussed in Note 12, has experienced a reduction in revenues and increased costs that adversely affect the Company's current results of operations and liquidity. Note 12 describes management's plans to address these issues.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SyQuest Technology, Inc. and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1 of Notes to Consolidated Financial Statements, in 1994 the Company changed its method of accounting for income taxes.


                                                 Ernst & Young LLP


    San Jose, California
    October 26, 1995,
    except for Note 4
    as to which the date is December 27, 1995 and
    Note 12, as to which the date is June 26, 1996


                                           SYQUEST TECHNOLOGY, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,
                                                                           1995                 1994
                                                                        -----------         -----------
                                                                       (In Thousands, Except Share Data)
ASSETS
Current assets:
    Cash and cash equivalents                                           $  29,248           $  45,982
    Short-term investments                                                    400               1,715
    Accounts receivable                                                    55,653              46,719
    Inventories                                                            34,213              12,148
    Prepaid expenses and deposits                                           2,066               1,707
    Deferred income taxes                                                  13,254               6,537
                                                                          -------             -------
    Total current assets                                                  134,834             114,808

Property, equipment and leasehold improvements:
    Equipment                                                              47,291              38,120
    Furniture and fixtures                                                  2,667               2,347
    Property and leasehold improvements                                     7,832               6,529
                                                                        ---------           ---------
                                                                           57,790              46,996

    Accumulated depreciation and amortization                              31,070              24,634
                                                                        ---------           ---------
                                                                           26,720              22,362

    Other assets                                                            3,130               2,331
                                                                        ---------           ---------
    Total assets                                                         $164,684            $139,501
                                                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $  41,213           $  26,052
    Accrued compensation and benefits                                       5,206               3,529
    Provision for losses on purchase commitments                           10,510                  --
    Accrued expenses and other liabilities                                 15,210               9,755
    Income taxes payable                                                      355               2,820
                                                                        ---------           ---------
Total current liabilities                                                  72,494              42,156

Deferred rent                                                                 276                 264
Deferred income taxes                                                       8,726               6,236

Commitments and contingencies                                                  --                  --

Stockholders' equity:
    Preferred stock, $.001 par value:
       Authorized shares -- 4,000,000
       No shares issued and outstanding                                        --                  --
    Common stock, $.001 par value:
       Authorized shares -- 20,000,000
       Issued and outstanding shares -- 11,323,974 in 1995 and
         10,824,593 in 1994                                                    13                  12
    Additional paid-in capital                                             79,489              74,161
    Treasury common stock at cost -- 1,225,000  shares in 1995 and
       1,125,000 shares in 1994                                           (12,855)            (11,655)
    Retained earnings                                                      16,541              28,327
                                                                        ---------           ---------
Total stockholders' equity                                                 83,188              90,845
                                                                        ---------           ---------
Total liabilities and stockholders' equity                              $ 164,684           $ 139,501
                                                                        =========           =========

                                              See accompanying notes.


                                             SYQUEST TECHNOLOGY, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     YEARS ENDED SEPTEMBER 30,
                                                                              1995              1994             1993
                                                                          ------------      ------------     ------------
                                                                               (In Thousands, Except Per Share Data)

Net revenues                                                                $ 299,544          $221,001        $206,362
Cost of revenues                                                              237,987           160,342         131,081
Provision for losses on purchase commitments                                   10,510                --              --
                                                                            ---------        ----------      ----------
Gross profit                                                                   51,047            60,659          75,281
Operating expenses:
    Selling, general, and administrative (includes provision for losses on accounts receivable of $2,008 in 1995, $3,151 in
      1994, and $1,725 in 1993)                                                43,796            37,229          37,253
    Research and development                                                   23,892            17,967          19,069
                                                                            ---------        ----------      ----------
Total operating expenses                                                       67,688            55,196          56,322
                                                                            ---------        ----------      ----------
Income (loss) from operations                                                 (16,641)            5,463          18,959

Interest income                                                                 1,134             1,193           1,041
                                                                            ---------        ----------      ----------
Income (loss) before income taxes and cumulative effect of
  accounting change                                                           (15,507)            6,656          20,000
Provision (benefit) for income taxes                                           (3,721)            1,597           4,788
                                                                            ---------        ----------      ----------
Income (loss) before cumulative effect of accounting change                   (11,786)            5,059          15,212

Cumulative effect of change in method of accounting for income
  taxes                                                                            --               346              --
                                                                            ---------        ----------      ----------

Net income (loss)                                                            $(11,786)         $  5,405        $ 15,212
                                                                            =========        ==========      ==========

Income (loss) per share:
    Primary:
       Income(loss) before cumulative effect of  accounting
         change                                                             $   (1.07)        $     .43        $   1.23
       Cumulative effect of accounting change                                      --               .03              --
                                                                            ---------        ----------      ----------

Net income (loss)                                                           $   (1.07)         $    .46        $   1.23
                                                                            =========        ==========      ==========

Common and common equivalent shares used in computing per share
amounts                                                                        11,063            11,647          12,340
                                                                            =========        ==========      ==========

                                              See accompanying notes.


                                             SYQUEST TECHNOLOGY, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock        Additional   Treasury
                                            ------------         Paid-In      Common     Retained
                                          Shares     Amount      Capital      Stock      Earnings     Total
                                        ----------  --------- -------------- ---------   ---------    -----
                                                              (In Thousands)

Balance at October 1, 1992                 11,432    $     11   $ 69,179     $   --      $  7,710    $ 76,900

Stock options exercised                       295           1      1,006         --          --         1,007
Shares issued under the Employee Stock
   Purchase Plan                               56        --          841         --          --           841
Purchase of treasury stock at cost           (500)       --         --         (5,611)                 (5,611)
Income tax benefit from stock options
   exercised                                 --          --          878         --          --           878
Stock option compensation                    --          --          317         --          --           317
Net income                                   --          --         --           --        15,212      15,212
                                         --------    --------   --------     --------    --------    --------
Balance at September 30, 1993              11,283          12     72,221       (5,611)     22,922      89,544

Stock options exercised                        88        --          497         --          --           497
Shares issued under the Employee Stock
   Purchase Plan                               79        --          736         --          --           736
Purchase of treasury stock at cost           (625)       --         --         (6,044)       --        (6,044)
Income tax benefit from stock options
   exercised                                 --          --          642         --          --           642
Stock option compensation                    --          --           65         --          --            65
Net income                                   --          --         --           --         5,405       5,405
                                         --------    --------   --------     --------    --------    --------
Balance at September 30, 1994              10,825          12     74,161      (11,655)     28,327      90,845

Stock options exercised                       502           1      2,932         --          --         2,933
Shares issued under the Employee Stock
   Purchase Plan                               97        --        1,061         --          --         1,061
Purchase of treasury stock at cost           (100)       --         --         (1,200)       --        (1,200)
Income tax benefit from stock options
   exercised                                 --          --        1,321         --          --         1,321
Stock option compensation                    --          --           14         --          --            14
Net income (loss)                            --          --         --           --       (11,786)    (11,786)
                                         --------    --------   --------     --------    --------    --------
Balance at September 30, 1995              11,324    $     13   $ 79,489     $(12,855)   $ 16,541    $ 83,188
                                         ========    ========   ========     ========    ========    ========

                                            See accompanying notes


                                 SYQUEST TECHNOLOGY, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            YEARS ENDED SEPTEMBER 30,
                                                         1995          1994        1993
                                                       ----------   ----------   ---------
                                                                   (In Thousands)
OPERATING ACTIVITIES
Net income (loss)                                        $(11,786)   $  5,405    $ 15,212
Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                          8,052       7,129       6,597
     Deferred income taxes                                 (4,227)     (1,675)      2,543
     Provision for losses on accounts receivable            2,008       3,151       1,725
     Stock option compensation                                 14          65         317
     Deferred rent                                             12          34           8
     Loss on disposal of equipment and leasehold
         improvements                                          99          63          13
Changes in operating assets and liabilities:
     Accounts receivable                                  (10,942)    (17,720)    (13,169)
     Inventories                                          (22,065)     (1,487)       (674)
     Prepaid expenses and deposits                           (359)       (991)        221
     Accounts payable                                      15,161      11,036      (2,325)
     Accrued compensation and benefits                      1,677        (437)       (344)
     Provision for losses on purchase commitments          10,510        --          --
     Accrued expenses and other liabilities                 5,455       2,058       2,092
     Income taxes payable                                  (1,144)      3,462       2,444
                                                         --------    --------    --------
Net cash provided by (used in) operating activities        (7,535)     10,093      14,660

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
         improvements                                     (12,509)     (7,743)     (7,292)
Purchase of short-term investments                         (3,178)     (7,603)     (2,770)
Proceeds from sale of short-term investments                4,493       5,895       3,271
Investment in Silmag                                       (2,100)       --          --
Other                                                       1,301          44      (2,014)
                                                         --------    --------    --------
Net cash used in investing activities                     (11,993)     (9,407)     (8,805)

FINANCING ACTIVITIES
Purchase of treasury stock                                 (1,200)     (6,044)     (5,611)
Proceeds from sale of common stock and
exercise of stock options                                   3,994       1,233       1,848
                                                         --------    --------    --------
Net cash provided by (used in) financing activities         2,794      (4,811)     (3,763)
                                                         --------    --------    --------

Increase (decrease) in cash and cash equivalents          (16,734)     (4,125)      2,092
Cash and cash equivalents at beginning of year             45,982      50,107      48,015
                                                         --------    --------    --------
Cash and cash equivalents at end of year                 $ 29,248    $ 45,982    $ 50,107
                                                         ========    ========    ========

                                  See accompanying notes.

                            SYQUEST TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995




1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of SyQuest Technology, Inc. (the "Company" or "SyQuest") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

SHORT-TERM INVESTMENTS

The Company considers investments with an original maturity of more than three months but less than twelve months to be short-term investments. Short-term investments consist primarily of certificates of deposit, bankers acceptances, commercial paper, and U.S. Government agency debt securities.

Effective October 1, 1994, the Company adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of October 1, 1994 of the adoption of SFAS 115 did not have a material effect on the Company's financial condition or results of operations.

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities is based on the specific identification method.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated on the basis of cost. Equipment is depreciated over the estimated useful lives (three to five years) of the assets using the straight-line method. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the lease.

         In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

FOREIGN CURRENCY TRANSLATION AND FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Subsidiary financial statements are remeasured into U.S. dollars for consolidation. Foreign currency transaction gains of $468,000, $337,000, and $319,000 are included in income for 1995, 1994, and 1993, respectively.

REVENUE RECOGNITION

Revenue from sales of products is recognized upon shipment to customers.

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) effective October 1, 1993. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. In prior years, income tax expense was determined using Accounting Principles Board Opinion No. 11 (APB 11). Under APB 11, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

The effect of adopting SFAS 109 was to increase 1994 net income and income per share by $346,000 and $.03, respectively.

WARRANTY

The Company generally warrants its products for one to five years. A provision for estimated future warranty costs is recorded at the time of shipment.

INCOME (LOSS) PER SHARE

Income per share for the years ended September 30, 1994 and 1993 is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method). Loss per share for the year ended September 30, 1995 is based on the weighted average number of shares of common stock outstanding.

DERIVATIVE FINANCIAL INSTRUMENTS

During fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (FAS 119).

The Company may enter into forward foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and certain foreign currency denominated balance sheet positions. The Company does not enter into derivative financial instruments for trading purposes. At September 30, 1995, the Company had forward exchange contracts totaling $12,300,000 for the purchase of Singapore dollars, $2,313,000 of forward contracts for the purchase of Malaysian Ringgits and $830,000 of forward contracts for the purchase of Japanese Yen. All forward contracts entered into by the Company have maturities of 60 days or less.

While the contract or notional amounts of the Company's forward exchange contracts provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures. Credit rating criteria for off-balance sheet transactions are similar to those for investments.

EMPLOYEE STOCK PLANS

         The Company accounts for its stock option plans and the Employee Stock Purchase Plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

2. BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

The Company operates in one business segment, the development, production and marketing of removable cartridge Winchester disk drives and associated cartridges. The Company has manufacturing facilities in Singapore and Penang, Malaysia, which produce the majority of the Company's drives and cartridges. The Company sells primarily to aftermarket original equipment manufacturers and distributors in the personal computer market. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

One customer accounted for more than 10% of revenues in 1995 and no customers accounted for 10% or more of revenues in 1994, or 1993.

Export sales by domestic operations accounted for approximately 1%, 3%, and 5% of net revenues in 1995, 1994, and 1993, respectively, and are made primarily to Europe & Far East customers.


The following tables summarize the Company's operations in different geographic areas:

                                                                                 ADJUSTMENTS
                                                  NORTH                              AND
                                                 AMERICA           FAR EAST      ELIMINATIONS     CONSOLIDATED
                                                ---------------------------------------------------------------
                                                                                (In Thousands)

1995
Sales to unaffiliated customers                   $ 186,276        $  113,268      $        --      $   299,544
Transfers between geographic locations                8,590           256,106         (264,696)              --
                                                  -------------------------------------------------------------
Total net revenues                                $ 194,866        $  369,374      $  (264,696)     $   299,544
                                                  =============================================================
Income (Loss) from operations                       (20,505)       $    5,618      $    (1,754)     $   (16,641)
Other income                                            742               392               --            1,134
                                                  -------------------------------------------------------------
Income (Loss) before income taxes                 $ (19,763)       $    6,010      $    (1,754)     $   (15,507)
                                                  =============================================================
Identifiable assets                                  97,008        $   73,483      $    (5,807)     $   164,684
                                                  =============================================================

1994
Sales to unaffiliated customers                  $  144,123        $   76,878      $        --      $   221,001
Transfers between geographic locations               31,142           166,037         (197,179)              --
                                                 --------------------------------------------------------------
Total net revenues                               $  175,265        $  242,915      $  (197,179)     $   221,001
                                                 ==============================================================
Income from operations                           $    1,130        $    4,395      $       (62)     $     5,463
Other income                                            760               433               --            1,193
                                                 --------------------------------------------------------------
Income before income taxes and
  cumulative effect of accounting change         $    1,890        $    4,828      $       (62)     $     6,656
                                                 ==============================================================
Identifiable assets                              $  106,411        $   37,228      $    (4,138)     $   139,501
                                                 ==============================================================

1993
Sales to unaffiliated customers                  $  145,648        $   60,714      $        --      $   206,362
Transfers between geographic locations           $   34,722           149,380         (184,102)              --
                                                 --------------------------------------------------------------
Total net revenues                               $  180,370        $  210,094      $  (184,102)     $   206,362
                                                 ==============================================================
Income from operations                           $    2,415        $   15,332      $     1,212      $    18,959
Other income                                            596               445               --            1,041
                                                 --------------------------------------------------------------
Income before income taxes                       $    3,011        $   15,777      $     1,212      $    20,000
                                                 ==============================================================
Identifiable assets                                  85,926        $   38,654      $    (4,077)     $   120,503
                                                 ==============================================================


Sales and transfers between geographic areas generally provide a profit after coverage of all manufacturing costs. Far East sales include all shipments from the Company's Far East operations to unaffiliated customers irrespective of the ultimate destination. Income from operations is total net revenues less operating expenses.

The identifiable assets by geographic area are those assets used in the Company's operations in each area.

3. SUPPLEMENTARY BALANCE SHEET INFORMATION
                                                               September 30,
                                                            1995         1994
                                                          -------      -------
Accounts receivable:
     Accounts receivable                                  $58,488      $50,293
     Less allowance for doubtful accounts                  (2,835)      (3,574)
                                                          -------      -------
                                                          $55,653      $46,719
                                                          =======      =======
Inventories:
     Raw materials                                        $22,258      $ 5,266
     Work-in-process                                        8,564        3,362
     Finished goods                                         3,391        3,520
                                                          -------      -------
                                                          $34,213      $12,148
                                                          =======      =======
Accrued expenses and other liabilities:
     Accrued warranty                                      $5,676      $ 3,533
     Co-op advertising/Market development funds             5,314        3,002
     Other                                                  4,220        3,220
                                                          -------      -------
                                                          $15,210      $ 9,755
                                                          =======      =======

4. LINE OF CREDIT

The Company has a line of credit agreement (the "Agreement") with a bank, expiring in February 1997. Borrowings under the Agreement bear interest at the bank's prime rate plus 3/4 percent (9-1/2% at September 30, 1995). The Agreement also provides for the issuance of letters of credit not to exceed $2,000,000 in the aggregate. The total of borrowings and letters of credit are limited to the lesser of $10,000,000 or 75 percent of the eligible accounts receivable and are collateralized by all assets of the Company. The Agreement requires the Company to meet financial covenants and places limitations on additional borrowings and payment of dividends. At September 30, 1995, the Company was in default on the financial covenant requirements for profitability, quick asset ratio and tangible net worth. Subsequent to September 30, 1995 the covenant violations were waived by the bank and the line of credit Agreement was amended on December 27, 1995 to bring the Company into compliance with the terms and conditions of the amended Agreement. There were no borrowings outstanding under the Agreement at September 30, 1995 and $9,859,000 was available for borrowing at September 30, 1995.


5. TREASURY STOCK

In February 1993, the Board of Directors authorized the Company to repurchase up to one million shares of the Company's common stock. In April 1994, the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of the Company's common stock. The Company acquired 100,000, 625,000 and 500,000 shares of its common stock for approximately $1,200,000, $6,000,000, and $5,600,000 through open market transactions during fiscal 1995, 1994, and 1993, respectively. The Company has acquired a total of 1,225,000 shares of its common stock as of September 30, 1995. These shares are held as treasury stock at September 30, 1995.


6. STOCK OPTION PLANS AND COMMON STOCK RESERVED

In 1991, the Company adopted the SyQuest Technology, Inc. 1991 Stock Option Plan (the "Plan") covering 3,403,524 shares of common stock for issuance under the Plan and assumed stock options currently outstanding under predecessor stock option plans. The Plan provides for the issuance of incentive stock options and non statutory stock options to officers, employees of the Company and its subsidiaries (including directors who are also employees), consultants, and independent contractors. Options granted under the Plan are granted at fair value on the date of grant and become exercisable within the times or upon the events determined by the Stock Option Committee as set forth in the grant and expire within ten years from the date of the grant. In 1995, the Company adopted an amendment to Plan to increase the authorized number of shares for the Plan from 3,403,524 to 4,428,524.

In 1992, the Company adopted the 1992 Nonemployee Director Stock Option Plan (the "Director Plan") and reserved 150,000 shares of common stock for issuance. The Director Plan was amended in 1994 to increase the size of the annual option grants. The Board of Directors administers the Director Plan. In 1995, the Company adopted an amendment to the Director Plan to increase the authorized number of shares for the plan from 150,000 to 250,000. Options are granted at fair value on the grant date and options may only be granted to Directors who are not employees of the Company or its subsidiaries (Outside Directors). All option grants are automatic and nondiscretionary. After each annual meeting of stockholders at which directors are elected, reelected, or continuing as directors, each Outside Director shall be automatically granted an option or options. These options are to purchase such number of shares of common stock as necessary so that during each of the four immediately following twelve-month periods of July 1 through June 30, such Outside Directors will have stock options (including Company stock options granted under plans other than the Director Plan) which become exercisable with respect to a minimum of 5,000 shares during each such period. Prior to 1994 the minimum was 2,500 shares during each such period. As of September 30, 1995, options to purchase 95,000 shares of common stock were outstanding under this plan.


The following table summarizes stock option activity under the Plan and the Director Plan:


                                                                              OPTION PRICE
                                                       ------------------------------------------------------------
                                                           SHARES               PER SHARE               AGGREGATE
                                                       --------------- ---------------------------- ---------------
                                                                (In Thousands, Except Per Share Amounts)
Outstanding at October 1, 1992                                2,039        $  .30   -     $24.25       $14,173
    Granted                                                     591        $ 9.00   -     $28.25         7,896
    Exercised                                                  (295)       $  .30   -     $ 7.50        (1,007)
    Canceled                                                   (336)       $ 1.25   -     $27.25        (3,629)
                                                       --------------- ----------- ---- --------- ---------------
Outstanding at September 30, 1993                             1,999        $  .30   -     $28.25        17,433
    Granted                                                     750        $ 9.00   -     $11.63         7,189
    Exercised                                                   (88)       $  .30   -     $18.00          (497)
    Canceled                                                   (360)       $ 1.25   -     $28.25        (5,948)
                                                       --------------- ----------- ---- --------- ---------------
Outstanding at September 30, 1994                             2,301        $  .30   -     $27.25        18,177
    Granted                                                     833        $11.50   -     $16.75        11,865
    Exercised                                                  (502)       $  .30   -     $12.50        (2,933)
    Canceled                                                   (431)       $ 7.50   -     $27.25        (6,176)
                                                       --------------- ----------- ---- --------- ---------------
Outstanding at September 30, 1995                             2,201        $  .30   -     $24.25       $20,933
                                                       =============== =========== ==== ========= ===============

At September 30, 1995, options to purchase 878,533 shares were exercisable, and 934,076 shares were available for grant.

The following table summarizes shares of common stock reserved for future issuance by the Company under the Company's stock option and purchase plans as of September 30, 1995:

     1991 stock option plan                               3,135,076
     Director stock option plan                             250,000
     Employee stock purchase plan                           267,017
                                                          ---------
                                                          3,652,093
                                                          =========

7. EMPLOYEE STOCK PURCHASE PLAN

In 1992, the Company adopted the 1992 Employee Stock Purchase Plan (the "Purchase Plan"), and 500,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended.

The Purchase Plan is implemented by a single offering for each six-month period commencing on approximately February 1 and August 1 of each year. The Purchase Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock as of the first day or as of the last day of each offering period. As of September 30, 1995, 232,983 shares of common stock had been issued under the Purchase Plan.


8. BONUS, PROFIT SHARING AND 401(K) SAVINGS AND RETIREMENT PLANS

The Company has bonus and profit sharing plans that provide additional compensation to substantially all employees. The profit sharing compensation is determined on an annual basis based principally on a percentage of income after taxes, before profit sharing, and the Company meeting certain objectives for the year. Bonuses for officers and key management personnel are determined annually at the discretion of the Board of Directors. Such determination considers the extent to which individuals and the Company meet objectives for the year. The Company did not record bonus and profit sharing expenses in 1995. The Company recorded bonus and profit sharing expenses of $455,000 and $2,471,000 in 1994 and 1993, respectively.

The Company adopted a 401(k) Savings and Retirement Plan (the "Savings Plan") to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company has the option of matching a certain percent of each participant's contribution to the Savings Plan. The Company's maximum contribution per participant was limited to $1,000 in 1995, $500 in 1994 and $250 in 1993. The Company made matching contributions of $242,000, $135,000, and $59,000 in 1995, 1994, and 1993, respectively.

9.        INCOME TAXES

The income tax provisions for fiscal 1995, 1994 and 1993 consist of the following:

                                                                                                 DEFERRED
                                                                 LIABILITY METHOD                 METHOD
                                                               1995               1994             1993
                                                         ------------------------------------- ---------------
                                                                          (In Thousands)
Federal:
       Current                                                   $   (421)         $1,455         $   955
       Deferred                                                    (2,578)             79           2,627
                                                         -------------------- ---------------- ---------------
                                                                   (2,999)          1,534           3,582
State:
       Current                                                        181             324           1,277
       Deferred                                                      (928)           (279)            (84)
                                                         -------------------- ---------------- ---------------
                                                                     (747)             45           1,193
Foreign:
       Current                                                         25              18              13
                                                         -------------------- ---------------- ---------------

Provision (benefit) for income taxes                              $(3,721)         $1,597          $4,788
                                                         ==================== ================ ===============

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse. The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                                            1995                   1994
                                                                    ---------------------- ---------------------
                                                                                (In Thousands)
DEFERRED TAX ASSETS
Credit carryforwards                                                         $ 1,773             $ 1,497
Receivable reserves                                                              879               1,207
Warranty reserves                                                              1,152                 811
Inventory valuation reserve                                                    7,668               1,453
Accrued expenses                                                               1,561                 862
Other - net                                                                      949               1,007
                                                                    ---------------------- -------------------
     Total Deferred Tax Assets                                                13,982               6,837
Valuation allowance                                                             (728)               (300)
                                                                    ---------------------- -------------------
     Net Deferred Tax Assets                                                 $13,254             $ 6,537

DEFERRED TAX LIABILITIES
Unremitted income of foreign subsidiaries                                     (8,417)            $(5,703)
Depreciation of plant and equipment                                             (309)               (533)
                                                                    ---------------------- -------------------
     Total Deferred Tax Liabilities                                           (8,726)             (6,236)
                                                                    ---------------------- -------------------
Net Deferred Tax Assets                                                      $ 4,528             $   301
                                                                    ====================== ===================

The valuation allowance has been provided for deferred tax assets related to foreign net operating loss carryforwards. The valuation allowance increased by $300,000 in fiscal 1994 and by $428,000 in fiscal 1995.

The realization of approximately $3,000,000 of the Company's net deferred tax assets, which relate primarily to temporary differences, is dependent on generating sufficient taxable income during the periods in which the temporary differences are expected to reverse. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the reversal period are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for a valuation allowance.

The reconciliation of income taxes provided at the federal statutory rate to the income tax provision follows:


                                                                                   LIABILITY METHOD          DEFERRED
                                                                            ------------------------------    METHOD
                                                                                 1995            1994          1993
                                                                            ------------------------------ --------------
                                                                                         (In Thousands)
Income taxes (benefit) computed at the federal statutory rate                   $(5,272)        $2,263          $6,795
State income taxes (benefit) net of federal income tax effect                      (511)            30             787
Foreign income taxes                                                                 25             18              13
Foreign loss for which no current tax benefit is recognizable                       427            300              --
Taxes provided on earnings of foreign subsidiaries  previously  considered
    to be permanently invested in non-U.S. operations                             1,768             --              --
Benefit from net earnings of foreign subsidiaries considered to be
  permanently invested in non-U.S. operations                                        --           (652)         (1,583)
Utilization of tax credits                                                         (566)          (227)         (1,000)
Other                                                                               408           (135)           (224)
                                                                            ---------------- ------------- --------------
                                                                                $(3,721)        $1,597          $4,788
                                                                            ================ ============= ==============

Income taxes paid  (refunded) were  $1,600,000,  ($670,000),  and ($40,000),  in fiscal 1995, 1994, and 1993, respectively.

The Company's manufacturing operation in Singapore operates under a tax holiday, which originally expired in fiscal year 1994. The Company has now met all of the conditions necessary to extend the tax holiday to the end of fiscal 1996. The net impact of this tax holiday was to increase net income by approximately $518,130 ($0.04 per share) in fiscal 1994, and approximately $1,254,764 ($0.10 per share) in fiscal 1993. The tax holiday had no impact on the net loss in fiscal 1995.

The Company has approximately $ 2,141,000 in foreign net operating loss carryforwards. These carryforwards will expire in fiscal 1999 and fiscal 2000.


10. COMMITMENTS, CONTINGENCY AND LITIGATION

The Company leases its United States facilities under noncancelable operating lease agreements. These leases terminate during 1997, 1999 and 2000, include five-year renewal options, and contain provisions for adjustments to lease payments based on the fair market value of similar properties. The Company leases its Singapore facilities under noncancelable lease agreements expiring in 1996 through 1998. The Company leases its facilities in Amsterdam, Netherlands under a noncancelable lease agreement expiring in 2000.

Total rent expense amounted to $3,250,000,  $3,001,000, and $2,956,000 for 1995,
1994, and 1993, respectively.

Future minimum rental commitments under noncancelable operating leases are as follows (in thousands):

            1996                                              $2,820
            1997                                               2,620
            1998                                               2,037
            1999                                               1,195
            2000                                                 250
                                                              ------
            Total minimum lease payments                      $8,922
                                                              ======

A third party has notified the Company that it believes SyQuest infringes on six U.S. patents. It is the Company's belief that the alleged infringement claims are without merit or that the infringement claims relate to component parts purchased from vendors. The Company also believes that in the event the third party prevails on its claims, the Company will be indemnified by its vendor for any liability arising from the alleged infringements and that this matter will not have a material effect upon its financial condition or results of operations.

The Company has filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement and is seeking a temporary injunction to prohibit the sale and distribution of Nomai's 200 megabyte cartridges.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                           --------------------------------------------
                                                              (In thousands, except per share data)

                                                             DEC. 31,  MARCH 31    JUNE 30    SEPT. 30
                                                              1994       1995        1995       1995
                                                            --------   --------    --------   --------
Net revenues                                                $ 65,892   $ 76,490    $ 68,787   $ 88,375
Gross profit (loss)(A)                                        15,927     21,460      18,427     (4,767)
Income (loss) from operations                                  2,165      4,539       1,988    (25,333)
Net income (loss)                                              1,923      3,686       1,711    (19,106)

Net income (loss) per share                                 $   0.16   $   0.31    $    .15   $  (1.70)



                                                             DEC. 31,  MARCH 31     JUNE 30   SEPT. 30
                                                              1993       1994        1994       1994
                                                            --------   --------    --------   --------
Net revenues                                                $ 47,332   $ 46,344    $ 57,285   $ 70,040
Gross profit                                                  15,724     12,237      15,290     17,408
Income (loss) before cumulative effect of accounting
   change                                                      2,436     (1,654)      1,682      2,595
Cumulative effect of accounting change                           346       --          --         --

Net income (loss)                                              2,782     (1,654)      1,682      2,595

Income (loss) per share:
Income (loss) before cumulative effect of accounting
   change                                                   $   0.20   $  (0.15)   $   0.15   $   0.23
Cumulative effect of accounting change                          0.03       --          --         --
                                                            --------   --------    --------   --------


Net income (loss) per share                                 $   0.23   $  (0.15)   $   0.15   $   0.23

        (A) During the fourth quarter of fiscal 1995, the Company wrote down inventories by $2.0 million and provided a $10.5 million reserve for non-cancelable open purchase commitments.


12. SUBSEQUENT EVENT


The Company has incurred losses in its most recent fiscal year ended September 30, 1995 and its fiscal quarters ended December 31, 1995 and March 31, 1996. The Company announced in its Form 10-Q for the quarter ended March 31, 1996 that it did not expect to be profitable for the quarter ended June 30, 1996.

The Company is presently in need of additional cash to meet its working capital needs. On June 14, 1996, the Company closed the sale of 20,000 shares of its Preferred Stock for $20 million in gross proceeds. The Company is currently in discussion with a number of additional potential investors who have expressed an interest in making an investment in the Company. The Company also is presently working with its suppliers to negotiate satisfactory repayment arrangements but there can be no assurance that such negotiations will be successful.

Although the Company expects the current sources of financing available to the Company will be sufficient to fund the Company's operations through the end of its fiscal year, the Company will require additional funds during its first quarter in the next fiscal year or thereafter to finance its operations. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the Company's products, the progress of the Company's product development efforts, the availability of critical components, the Company's strategic alliances for the manufacture of its products, and the Company's inventory management. There can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company. The inability to obtain needed funding on satisfactory terms would have a material adverse effect on the Company's business and financial results.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

    (a)      The following documents are filed as a part of this Report:


                (1) Financial  Statements. The  following Consolidated Financial
                    Statements of SyQuest Technology, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K/A:


                     Report  of  Ernst  &  Young  LLP,   Independent  Auditors

                     Consolidated Balance Sheets - September 30, 1995 and 1994

                     Consolidated Statements of Operations - Years Ended September 30, 1995, 1994, and 1993

                     Consolidated Statements of Stockholders' Equity -- Years Ended September 30, 1995, 1994, and 1993

                     Consolidated Statements of Cash Flows -- Years Ended September 30, 1995, 1994, and 1993

                     Notes to Consolidated Financial Statements

                (2) Financial  Statement  Schedules.  The following consolidated financial statement schedule of the Company and subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SyQuest Technology, Inc. and subsidiaries.

                  Schedule  for the Years Ended  September  30,  1995,  1994 and
                  1993:

Schedule                                                               Page
                                                                       ----

II             -   Valuation and Qualifying Accounts                    42


        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


        (3)                Exhibits                             Notes:
- ---------------- --------------------------------------------- --------



     23.1        Consent of Independent Auditors

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto, duly authorized.


                                SYQUEST TECHNOLOGY, INC.



                                By: /S/ Edwin L. Harper
                                    ------------------------------
                                    Edwin L. Harper
                                    President and Chief Executive


Dated:  June 28, 1996

                                INDEX TO EXHIBITS



Exhibit No.                   Sequentially Numbered Page Number
- -----------                   ---------------------------------





    23.1                                    22