Form 10-Q
period 1996-06-30
SYQUEST TECHNOLOGY INC
filed 1996-08-14
CIK 880865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       Quarterly report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the Quarter Ended June 30, 1996

                         Commission file number 0-19674


                            SYQUEST TECHNOLOGY, INC.
                                  (Registrant)

         DELAWARE                                               94-2793941
- -------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                              47071 Bayside Parkway
                            Fremont, California 94538
                            Telephone: (510) 226-4000
                            -------------------------
                        (Registrant's principal executive
                          offices and telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                 Yes       X               No
                     -----------              -----------


As of June 30, 1996, 11,509,508 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.


================================================================================

                                      INDEX


                            SYQUEST TECHNOLOGY, INC.


PART I    FINANCIAL INFORMATION                                         Page no.


Item 1.   Consolidated Condensed Financial Statements (unaudited)

          Consolidated condensed statements of operations--Three and nine
          months ended June 30, 1996 and June 30, 1995.....................   3

          Consolidated condensed balance sheets--June 30, 1996
          and September 30, 1995...........................................   4

          Consolidated condensed statements of cash flows--Nine
          months ended June 30, 1996 and June 30, 1995.....................   5

          Notes to consolidated condensed financial statements--
          June 30, 1996....................................................6-10



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................11-18



Part II   OTHER INFORMATION

Item 1.   Legal proceedings................................................   19

Item 6.   Exhibits and Reports on Form 8-K.................................   20


SIGNATURES.................................................................   21


                            SYQUEST TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                  Three months ended      Nine months ended
                                                       June 30,                 June 30,
                                               ----------------------   ----------------------
                                                   1996         1995        1996         1995
                                               ---------    ---------   ---------    ---------

Net revenues                                   $  29,459    $  68,787   $ 155,571    $ 211,169
Cost of revenues                                  46,635       50,360     195,728      155,355
Provision for losses on purchase commitments       6,523         --        18,195         --
                                               ---------    ---------   ---------    ---------
  Gross Profit (loss)                            (23,699)      18,427     (58,352)      55,814


Operating Expenses:

  Selling, general and administrative             10,113       10,225      38,928       29,638
  Research and development                         5,932        6,214      20,452       17,484
  Restructuring cost                               1,860         --         5,460         --
                                               ---------    ---------   ---------    ---------
  Total operating expenses                        17,905       16,439      64,840       47,122
                                               ---------    ---------   ---------    ---------
  Income (loss) from operations                  (41,604)       1,988    (123,192)       8,692


Net interest income (expense)                       (425)         263        (743)         939
Other income                                         712         --           712         --
                                               ---------    ---------   ---------    ---------
Income (loss) before income taxes                (41,317)       2,251    (123,223)       9,631

Provision for income taxes                          --            540       3,000        2,311
                                               ---------    ---------   ---------    ---------
Net income (loss)                              ($ 41,317)   $   1,711   ($126,223)   $   7,320
                                               =========    =========   =========    =========
Income (loss) per share:

    Net income (loss)                          ($   3.61)   $    0.15   ($  11.09)   $    0.62
                                               =========    =========   =========    =========

  Common and common equivalent shares
   used in computing per share amounts            11,450       11,676      11,386       11,804
                                               =========    =========   =========    =========






See notes to consolidated condensed financial statements

                            SYQUEST TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,  September 30,
                                                           1996        1995
                                                       ----------- -------------
                  Assets                               (Unaudited)    (Note)
Current assets:
  Cash and cash equivalents                            $   6,767    $  29,248
  Restricted cash                                         10,783         --
  Short-term investments                                     400          400
  Accounts receivable                                     22,945       55,653
  Inventories                                             19,391       34,213
  Prepaid expenses and deposits                            3,806        2,066
  Deferred income taxes                                     --         13,254
                                                       ---------    ---------
    Total current assets                                  64,092      134,834

Property, equipment and leasehold improvements            56,290       57,790
  Less: Accumulated depreciation                         (28,448)     (31,070)
                                                       ---------    ---------
    Net property and equipment                            27,842       26,720

  Other assets                                               903        3,130
                                                       ---------    ---------
                                                       $  92,837    $ 164,684
                                                       =========    =========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                     $  56,962    $  41,213
  Accrued compensation                                     2,658        5,206
  Accrued expenses and other liabilities                  17,171       15,565
  Liability for losses on purchase commitments            15,668       10,510
  Notes payable to bank                                   10,685         --
  Convertible subordinated debenture, current portion      2,559         --
                                                       ---------    ---------
    Total current liabilities                            105,703       72,494
                                                       ---------    ---------

Notes payable                                              3,602         --
Deferred rent                                                224          276
Deferred income taxes                                      1,138        8,726
Convertible subordinated debenture                         5,119         --

Redeemable convertible preferred stock                    19,000         --

Stockholders' equity (deficit):
   Preferred stock                                          --           --
   Common stock                                               13           13
   Additional paid in capital                             80,575       79,489
   Treasury stock                                        (12,855)     (12,855)
   Retained earnings (deficit)                          (109,682)      16,541
                                                       ---------    ---------
     Total stockholders' equity (deficit)                (41,949)      83,188
                                                       ---------    ---------
                                                       $  92,837    $ 164,684
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

      See notes to consolidated condensed financial statements

                            SYQUEST TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Nine months ended
                                                                June 30,
                                                            1996         1995
Operating Activities:                                    ---------    ---------

  Net income (loss)                                      ($126,223)   $   7,320

  Charges to operations not affecting cash:

    Depreciation                                             6,929        5,896
    Deferred income taxes                                    3,000           92
    Provision for bad debts                                  4,782        1,122
    Loss on disposal of equipment and leasehold
          improvements                                       5,322         --
    (Gain) on disposition of investment                       (712)        --
    Other                                                      (52)         123

  Net changes in certain current assets
  and current liabilities:

    Accounts receivable                                     27,926         (144)
    Inventories                                             14,822      (30,695)
    Accounts payable                                        26,366       (4,948)
    Accrued compensation                                    (2,548)         595
    Liability for losses on purchase commitments             5,158         --
    Deferred income taxes                                    2,666         --
    Other                                                     (134)       2,284
                                                         ---------    ---------
  Net cash used in operating activities                    (32,698)     (18,355)


Investing activities:

  Purchase of equipment and leasehold improvements         (13,373)      (5,912)
  Purchase of short-term investments                          --          4,493
  Proceeds from short-term investments                        --         (3,178)
  Investment in Silmag                                        --         (1,913)
  Other                                                       --           (866)
                                                         ---------    ---------
  Net cash used in investing activities                    (13,373)      (7,376)

Financing activites:

  Proceeds from issuance of common stock                     1,086        2,344
  Proceeds from redeemable convertible preferred stock      19,000         --
  Proceeds from notes payable                               10,685         --
  Proceeds from term loan                                    3,602         --
  Purchase of treasury stock                                  --         (1,200)
                                                         ---------    ---------
  Net cash provided by financing activities                 34,373        1,144

Net decrease in cash and cash equivalents                  (11,698)     (24,587)

Cash and cash equivalents at beginning of the period        29,248       45,982
                                                         ---------    ---------
Cash and cash equivalents at end of the period           $  17,550    $  21,395
                                                         =========    =========


            See notes to consolidated condensed financial statements

                            SYQUEST TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

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

Operating results for the three and nine month periods ended June 30,1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1995.



NOTE: 2- INVENTORIES

Inventories are comprised of the following:          June 30,     September 30,
                                                       1996             1995
                                                     -------      -------------
                                                         (In thousands)

                  Raw materials                       $4,512          $22,258
                  Work in process                      5,582            8,564
                  Finished goods                       9,297            3,391
                                                     -------          -------
                                                     $19,391          $34,213


NOTE: 3 - NET INCOME (LOSS) PER SHARE

Net (loss) per share for the three and nine month periods ended June 30, 1996 is based on the weighted average number of shares of common stock outstanding during the period. Net income per share for the three and nine month periods ended June 30,1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

NOTE: 4 - LINE OF CREDIT

At June 30,1996 the Company had a line of credit agreement (the "Agreement") with a financial institution, expiring January 31, 1997. Borrowings under the Agreement bear interest at the highest "LIBOR" (the one-month London Interbank Offered Rates) rate during the month plus 4.825% and are subject to the higher of a minimum interest rate of 8% per annum or $10,000 per month, regardless of borrowings. The total borrowings are limited to the lesser of $30 million or 75 percent of the Company's eligible accounts receivable. The Agreement places limitations on additional borrowings and payment of dividends. As of June
30,1996, approximately $6.7 million of borrowings were outstanding and approximately $1.5 million was available for borrowing under the Agreement.

In March 1996, the Company entered into a line of credit agreement with a bank in Penang, Malaysia. The line of credit provides for a term loan equivalent to approximately US$ 4.2 million and an overdraft facility of approximately US$840,000. The term loan is repayable in 120 monthly installments and bears interest at the rate of 1.5% over the bank's base lending rate. The line of credit is secured by factory buildings owned by SyQuest Technology (M) SDN BHD. At June 30,1996 there were $3.6 million of borrowings outstanding under this line of credit agreement.

On May 29, 1996, the Company entered into a Banking Facility agreement with a bank in Jalan Bahru, Malaysia. The agreement provides for borrowing equivalent to approximately US$ 4.0 million. As of June 30, 1996 there were approximately $4.0 million of borrowings outstanding under this agreement.

NOTE: 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In the quarter ended June 30, 1996 the Company issued 20,000 shares of 7% Redeemable Cumulative Convertible Preferred Stock of approximately $19 million net of issuance costs. In accordance with the preferred stock agreement $15.0 million of the proceeds were placed in an escrow account. Terms of the escrow agreement require that funds be used only for specific purposes and require that Company Officers request withdrawls and certify that usage is in accordance with the agreement. At June 30, 1996 the balance in the escrow account was approximately $10.8 million. The Preferred Stock is convertible into Common Stock at the lesser of $11 per share or 77% of the average market price of the Common Stock on the five trading days prior to the conversion, which conversion price is subject to downward adjustment under certain circumstances. If the Common Stock is trading below $5 per share when the Preferred Stock converts the Company may redeem the Preferred Stock at 130% of the original purchase price, except that the redemption price is reduced to 110% of the original purchase price to the extent that the original purchase price of the Preferred Stock being redeemed (plus one half the amount previously converted by the holders) exceeds $10 million. The Company must redeem all Preferred Shares which remain outstanding on May 31, 1999 at 100% of original purchase price in cash or, at the Company's option, Common Stock. Should the Company's Common Stock no longer be listed on the Nasdaq National Market, Small Cap or Electronic Bulletin Board, New York Stock Exchange or the American Stock exchange, then the repurchase price is 130% of the original purchase price. Under no circumstances may more than 2,291,891 shares of Common Stock be issued on conversion of the Preferred Stock or for dividends without the express consent of the Company's stockholders.


NOTE: 6 - CONVERTIBLE SUBORDINATED DEBENTURE

On July 15, 1996 the Company issued a 6% Convertible Subordinated Debenture to a supplier in the amount of $7.7 million repayable in thirty-six (36) equal monthly installments. The debenture agreement allows the holder to convert up to $2,775,000 of the principal amount of the debenture into no more than 400,000 shares of the Company's Common Stock at the conversion price of $6.9375 per share.

NOTE: 7 - NON-CASH TRANSACTION

On May 8, 1996 the Company exchanged 4,155 common shares of Silmag S.A. for a reduction of debt in the amount of $2.8 million with one of its suppliers. The Company realized a gain of $712,000 on the exchange which is classified as other income.

NOTE: 8 - INCOME TAXES

No income tax benefit was recorded for the quarter ended June 30, 1996 because the Company anticipates that deferred tax assets attributed to temporary items and tax net operating losses arising during fiscal 1996 will be fully offset by a deferred tax valuation allowance. During the quarter ended June 30, 1996 the Company reclassified its net current deferred tax assets as noncurrent because it does not expect to realize the benefits of these assets within the current operating cycle. For the nine month period ended June 30, 1996 the Company recorded a $3.0 million provision for income taxes resulting from an increase in the deferred tax asset valuation allowance in the first quarter. The Company recorded a provision for income taxes for the three and nine month periods ended June 30, 1995 at an effective rate of 24%. The effective tax rate was less than the statutory rate primarily because operating income of certain foreign operations was not subject to foreign income taxes and a portion of such operating income was considered to be permanently invested in non-U.S. operations.

NOTE: 9 - PREFERRED AND COMMON STOCK

Shares authorized and outstanding are as follows:

                                                        Shares Outstanding
                                                        ------------------
                                                  June 30,         September 30,
                                                    1996              1995
                                                ----------         -----------

Preferred Stock $0.001 par value,
4,000,000 shares authorized:                          --                 --
    - Series 1 (20,000 shares authorized           20,000
                  and issued)

Common Stock $0.001 par value,
20,000,000 shares authorized                    11,509,508         11,323,974


NOTE: 10 - RESTRUCTURING COSTS

The $3.6 million accrual for restructuring costs represents direct costs related to exiting manufacturing facilities in Singapore. During the second quarter of fiscal 1996, the Company developed and began implementation of a plan to relocate the manufacturing capabilities in Singapore to Penang, Malaysia. The transition of manufacturing operations from Singapore to Malaysia was completed in the third quarter of fiscal 1996.

In the quarter ended June 30, 1996 the Company recorded a $1.9 million charge for restructuring costs associated with the consolidation and closure of several of its administrative support locations. The charge represented costs associated with the write-off of fixed assets as well as severance compensation and other benefits for the approximately 30 people affected by the restructuring.

NOTE: 11 - LITIGATION

See Part II, item 1, of this Form 10-Q for a description of pending legal proceedings.

                            SYQUEST TECHNOLOGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Net revenues for the quarter ended June 30, 1996 were $29.5 million, a decrease of 57% from the $68.8 million reported for the comparable year-ago quarter. In the quarter ended June 30, 1996, the Company, in order to stimulate demand for its 3.5 inch SQ3270 and EZ135 system products, reduced their selling prices significantly. This pricing action required the Company to reduce net revenues by $5.1 million for price protection of channel inventories. Compared to the previous year quarter, drive unit shipments were lower by 79% while average selling prices declined by 12% and non EZ135 cartridge shipments declined 55% while non EZ135 cartridge average selling prices declined 24%. This rapid decline in unit shipments and selling prices of non EZ products was not offset by revenues generated by the EZ135 system and cartridge products.

During the quarter ended June 30, 1996 the Company introduced and shipped in low volume, the next generation of the EZ product family, a 3 1/2 inch, 230 megabyte system, the EZ Flyer 230. The Company anticipates that a significant portion of its fourth quarter net revenues will be derived from the sale of EZ Flyer 230 system and cartridge products. Though the Company is attempting to increase its manufacturing output to meet the sales demand there can be no assurances that the Company will be successful in manufacturing the required unit volumes or that the product will be accepted in the marketplace.

On August 7, 1996 the Company announced that it has commenced taking orders for its new 3 1/2 inch, 1.3 gigabyte SyJet system products and will start to ship product in September while it increases production over the next several months. Though the Company intends to ship product in September and begin volume production there can be no assurances that the Company will be able to introduce new products successfully and in a timely manner or that the products will be accepted in the marketplace.

For the nine month period ended June 30, 1996, net revenues decreased by 26% or $55.6 million from the comparable nine month period in fiscal 1995. The decline in net revenues was attributable to lower shipment volumes and declining selling prices of the Company's non EZ drive and cartridge products. Drive revenues declined 72%, non EZ systems revenues were down 52%, and non EZ cartridge revenues declined 47%. The decline in net revenues was not offset by EZ135 product revenues.

The gross loss for the quarter ended June 30, 1996 was $23.7 million compared to a gross profit of $18.4 million in the comparable year ago quarter. The gross margin loss was 80% in the quarter ended June 30, 1996 compared to a positive gross margin of 27% in the quarter ended June 30, 1995. The decline in gross profit and gross margin was due to lower unit shipments and lower average selling prices for core products, such as the SQ5200 and SQ3270 drive, system, and cartridge products. Also contributing to the gross profit decline was the overall shift in revenues from profitable core product drives and systems to the unprofitable EZ135 system products. Due to the continued decline in average selling prices and unit shipments of the EZ135 system products the Company revised its lower of cost or market and excess inventory reserve requirements and provided additional reserves of approximately $5.5 million in the quarter ended June 30, 1996. Additionally, the Company recorded a lower of cost or market reserve of $1.0 million for the SQ3270 drive and system products.

The gross loss for the nine month period ended June 30, 1996 was $58.4 million compared to a gross profit of $55.8 million for the nine months ended June 30, 1995. The decline in gross profit was primarily due to the losses incurred on the EZ135 systems products. Since introduction in the fourth quarter of fiscal 1995 the EZ135 system product costs never achieved projected levels. Selling prices of the EZ135 system products, which were primarily driven by market conditions, were below actual costs of production which resulted in the system being sold at a loss. Through the first nine months of fiscal 1996 approximately 65% of the Company's combined drive/system unit shipments were EZ135 products. Additionally, the decline in unit shipments and average selling prices of the Company's non EZ products contributed to the decline in gross profit and gross margin. Also contributing to the decline in gross profit were the reserves established during the quarter, discussed above, and the reserves of $15.9 million established in the second quarter for excess and obsolete inventories and non-cancelable purchase commitments related to the 3 1/2 inch drive/system products.

The reserves discussed above are based on Company estimates of future market requirements. However, there can be no assurances that Company forecasts will be achieved and that subsequent inventory write-downs will not be required.

During the third quarter the Company completed the restructuring plan announced at the end of the first quarter. The Singapore manufacturing facility has been closed and all manufacturing responsibilities have been transferred to the manufacturing facility in Penang, Malaysia.

In the quarter ended June 30, 1996 the Company recorded a $1.9 million charge for restructuring costs associated with the consolidation and closure of several of its administrative support locations. The charge represented costs associated with the write-off of fixed assets as well as severance compensation and other benefits for the approximately 30 people affected by the restructuring.

Research and development expenses for the quarter ended June 30, 1996 were $5.9 million, a slight decrease compared to the $6.2 million reported in the comparable year ago quarter. For the nine month period ended June 30, 1996 research and development expenses were $20.5 million compared to $17.5 million for the comparable period ended June 30, 1995. The increase in expense was attributable to development activities related to the recently introduced EZ Flyer 230 and the 1.3 gigabyte SyJet products.

Selling, general and administrative expenses were $10.1 million for the quarter ended June 30, 1996, which was comparable to the $10.2 million reported for the quarter ended June 30, 1995. For the nine months ended June 30, 1996 selling, general and administrative expenses were $38.9 million, an increase of 31% from the $29.6 million reported in the comparable year ago period. The increase in expense was primarily attributable to operational expenses of the European regional headquarters in the Netherlands, which became operational October 1, 1995, higher sales and marketing expenses associated with the retail distribution of the EZ135 products, and increased bad debt provisions.

Net interest expense was $425,000 for the quarter ended June 30, 1996 compared to net interest income of $263,000 for the comparable year-ago quarter. The Company incurred $435,000 of interest expense on its borrowings in the third fiscal quarter and earned $10,000 of interest income on its investments. For the nine months ended June 30, 1996 the Company incurred $879,000 of interest expense on its borrowings and earned $136,000 of interest income on its investments. The Company had no interest expense in the comparable three and nine month periods a year-ago as there were no borrowings under the Company's line of credit agreements.

Other income of $712,000 for the quarter ended June 30, 1996 represents a realized gain on the disposition of 4,155 shares of Silmag common stock which was exchanged for a reduction of debt with one of the Company's suppliers.

No income tax benefit was recorded for the quarter ended June 30, 1996 because the Company anticipates that deferred tax assets attributed to temporary items and tax net operating losses arising during fiscal 1996 will be fully offset by a deferred tax valuation allowance. During the quarter ended June 30, 1996 the Company reclassified its net current deferred tax assets as noncurrent because it does not expect to realize the benefits of these assets within the current operating cycle. For the nine month period ended June 30, 1996 the Company recorded a $3.0 million provision for income taxes resulting from an increase in the deferred tax asset valuation allowance in the first quarter. The Company recorded a provision for income taxes for the three and nine month periods ended June 30, 1995 at an effective rate of 24%. The effective tax rate was less than the statutory rate primarily because operating income of certain foreign operations was not subject to foreign income taxes and a portion of such operating income was considered to be permanently invested in non-U.S. operations.

Liquidity and Capital Resources:

At June 30, 1996 the Company had cash and short-term investments of $18.0 million, a decrease of $11.7 million compared to $29.7 million at September 30, 1995. Borrowings under the Company's credit facilities amounted to $14.3 million at June 30, 1996. There were no borrowings outstanding at September 30, 1995.

Accounts receivable totaled $22.9 million at June 30, 1996, a decline of $32.7 million from September 30, 1995. The decline in accounts receivable was due primarily to lower sales in the third quarter when compared to the quarter ended September 30, 1995. Accounts receivable represented 92 days sales outstanding, an increase of 47 days when compared to the quarter ended September 30, 1995. The increase in days sales outstanding reflects the continuing shift of the Company's customer base towards the slower paying retail channel.

Inventories declined $14.8 million from September 30, 1995 and totaled $19.4 million at June 30, 1996. The decline in inventories is attributable to the Company's second quarter decision to discontinue further production of the SQ3270 and EZ135 drive and systems products which allowed the Company to reduce existing stores and work-in process inventories.

At June 30,1996 the Company had a line of credit agreement (the "Agreement") with a financial institution, expiring January 31, 1997. Borrowings under the Agreement bear interest at the highest "LIBOR" (the one-month London Interbank Offered Rates) rate during the month plus 4.825% and are subject to the higher of a minimum interest rate of 8% per annum or $10,000 per month, regardless of borrowings. The total borrowings are limited to the lesser of $30 million or 75 percent of the Company's eligible accounts receivable. The Agreement places limitations on additional borrowings and payment of dividends. As of June
30,1996, approximately $6.7 million of borrowings were outstanding and approximately $1.5 million was available for borrowing under the Agreement.

In March 1996, the Company entered into a line of credit agreement with a bank in Penang, Malaysia. The line of credit provides for a term loan equivalent to approximately US$ 4.2 million and an overdraft facility of approximately US$840,000. The term loan is repayable in 120 monthly installments and bears interest at the rate of 1.5% over the bank's base lending rate. The line of credit is secured by factory buildings owned by SyQuest Technology (M) SDN BHD. At June 30,1996 there were $3.6 million of borrowings outstanding under this line of credit agreement.

On May 29, 1996, the Company entered into a Banking Facility agreement with a bank in Jalan Bahru, Malaysia. The agreement provides for borrowing equivalent to approximately US$ 4.0 million. As of June 30, 1996 there were approximately $4.0 million of borrowings outstanding under this agreement.

In the quarter ended June 30, 1996 the Company issued 20,000 shares of 7% Redeemable Cumulative Convertible Preferred Stock of approximately $19 million net of issuance costs. In accordance with the preferred stock agreement $15.0 million of the proceeds were placed in an escrow account. Terms of the escrow agreement require that funds be used only for specific purposes and require that Company Officers request withdrawls and certify that usage is in accordance with the agreement. At June 30, 1996 the balance in the escrow account was approximately $10.8 million. The Preferred Stock is convertible into Common Stock at the lesser of $11 per share or 77% of the average market price of the Common Stock on the five trading days prior to the conversion, which conversion price is subject to downward adjustment under certain circumstances. If the Common Stock is trading below $5 per share when the Preferred Stock converts the Company may redeem the Preferred Stock at 130% of the original purchase price, except that the redemption price is reduced to 110% of the original purchase price to the extent that the original purchase price of the

                                      -15

Preferred Stock being redeemed (plus one half the amount previously converted by the holders) exceeds $10 million. The Company must redeem all Preferred Shares which remain outstanding on May 31, 1999 at 100% of original purchase price in cash or, at the Company's option, Common Stock. Should the Company's Common Stock no longer be listed on the Nasdaq National Market, Small Cap or Electronic Bulletin Board, New York Stock Exchange or the American Stock exchange, then the repurchase price is 130% of the original purchase price. Under no circumstances may more than 2,291,891 shares of Common Stock be issued on conversion of the Preferred Stock or for dividends without the express consent of the Company's stockholders.

On July 15, 1996 the Company issued a 6% Convertible Subordinated Debenture to a supplier in the amount of $7.7 million repayable in thirty-six (36) equal monthly installments. The debenture agreement allows the holder to convert up to $2,775,000 of the principal amount of the debenture into no more than 400,000 shares of the Company's Common Stock at the conversion price of $6.9375 per share.

The Company believes that, based on a number of events occurring, current sources of financing will be sufficient to fund the Company's operations through the end of its fiscal year. However, the Company is currently negotiating to obtain additional financing for new product introductions, to increase production capacity and to pay down suppliers. The company will require additional funds during its first quarter in the next fiscal year or thereafter to finance its operations. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend on a number of factors, including the market demand for the Company's products, the progress of the Company's product development efforts, the availability of critical components, the Company's strategic alliances for the manufacture of its products, and the Company's inventory management. There can be no assurances that the funds required by the Company in the future will be available on terms satisfactory to the Company. The inability to obtain needed funding on satisfactory terms would have a material adverse effect on the Company's business and financial results.

Notice Concerning Forward Looking Statements and Factors That May Affect Future Results, Financial Condition and Liquidity:

Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to the Company's product introduction plans and other statements that are not historical facts. Forward-looking statements in this Form 10-Q include language in the form of one or more of the following words:
"intend", "believe", "will", "may", "anticipate" and "expect." The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within the Company's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties which could affect the possible results described in forward-looking statements are inherent in the Company's industry; others are more specific to the Company's business. Risks related to the Company's business are described in the Company's Form 10-K, as amended, and Forms 10-Q for prior quarters, including risks associated with technology and product development, risks relating to new product introduction and acceptance of new products, changes in the Company's marketplace, intellectual property matters, regulatory and manufacturing issues, liquidity issues, and risks associated with competition from other companies, as well as the following:

RISK OF LOSING NASDAQ LISTING

As of June 30, 1996 the Company did not meet the continued listing requirements for Nasdaq National Market securities. The Company did not meet the net tangible asset requirement or the capital and surplus requirement. The Company has been in discussions with Nasdaq concerning the steps it has taken and continues to pursue to meet the net tangible asset requirement and the capital surplus requirement. Should the Company not be successful in the discussions, it could be delisted from the Nasdaq system. Trading, if any, in the listed securities would therefore be conducted on the NASD Electronic Bulletin Board or in what is commonly referred to as the "pink sheets." As a result, an investor may find it difficult to dispose of, or obtain accurate quotations as to the price of the Company's securities and this could affect the Company's ability to raise additional capital.

NEW PRODUCT INTRODUCTION

While the Company believes that it will be able to introduce new products successfully and in a timely manner, inability to successfully introduce new products in a timely manner may have a material adverse impact on the

Company's results of operations and financial condition. Additionally, there can be no assurances that the competitive environment in which the Company operates will allow the Company to achieve its objectives with respect to sale of new products at the Company's anticipated selling prices.

FUTURE DEMAND FOR PRODUCTS

While the Company believes there is sufficient market demand for the Company's products and that it is adequately reserved for potential losses resulting from excess inventories, there are a number of risks associated with assessing that demand. Excess inventory reserves were established based on estimates of future requirements and there can be no assurances that the Company's forecasts will be achieved or that introduction of new products by the Company, such as the EZ Flyer 230 or the SyJet, or its competitors, may reduce demand for the Company's products sooner than expected and that subsequent write-downs will not be required.

In addition, with the discontinuance of production of the EZ135 and the SQ3270 drive and systems products, there can be no assurances that the Company's forecasts for sales of those products will be achieved and that subsequent inventory write-downs will not be required.


FUTURE PROFITABILITY

Although the Company continues to execute its turnaround plan, adjusting operations to reduce losses and rebuild the business, the Company will not return to profitability in the fourth quarter. Although the Company believes it will be successful in its turnaround attempts, and that the Company will return to profitability in the future, there can be no assurances that the Company will be successful or that it will have, or be capable of obtaining, sufficient capital to withstand prolonged operating losses.

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings

The Company has been named as a defendant in three putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2, 1996) and Bellezza, et al. v. Iftikar, et al. (filed May 24, 1996) have been brought in the United States District for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. Plaintiffs have petitioned the Court to consolidate the foregoing complaints into one consolidated action. That request, as well as other procedural matters which arose during a July 18, 1996 case management conference, is under consideration. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's common stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through material misrepresentations and omissions. The purported class action entitled Gary S. Kaufman v. SyQuest Technology, Inc., et al. was filed on March 25, 1996 in the Superior Court of the State of California for the County of Alameda (the "State Lawsuit"). Certain current and former executive officers and directors of the Company are also named as defendants in the lawsuit. The plaintiffs in the State Lawsuit purport to represent a class of all persons who purchased common stock between May 2, 1995 and February 2, 1996. The complaint in the State Lawsuit alleges that defendants violated various California laws and statutes through material misrepresentations and omissions.

On May 14, 1996, the Company was served with a shareholder's derivative action filed in Alameda County, California, Superior Court entitled John Nitti, et al.
v. Syed Iftikar, et al. On July 22, 1996 plaintiffs filed an amended complaint. The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The Complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. The Company intends to defend the cases vigorously.

A third party has notified the Company that it believes SyQuest infringes on six U.S. patents. It is the Company's belief that the claims are without merit or that the infringement claims relate to component parts purchased from vendors. The company also believes that in the event the third party prevails on its claims, the Company will be indemnified by its vendor for any liability arising from the alleged infringements and that this matter will not have a material effect upon its financial condition or results of operations.

The Company has filed suit against Nomai S.A.. (Nomai) and Maxell in France for copyright and patent infringement and is seeking a temporary injunction to prohibit the sale and distribution of Nomai's 200 megabyte cartridges.

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




Item 6.       Exhibits and Reports on Form 8-K

              a.  Exhibit 11.1 Computation of Earnings per share

              b.  Exhibit 27     Financial data schedule

              c.  Reports on Form 8-K

                  A report on Form 8-K dated June 14, 1996, was filed reporting an Item 5 and Item 7 events with exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SYQUEST TECHNOLOGY, INC.
                                  (Registrant)





Date: August 13, 1996                              By: /s/ John W. Luhtala
      ---------------------------                      -------------------

                                                       John  W. Luhtala
                                                       Vice President, Finance &
                                                       Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT                                               Sequentially Numbered Page
- ------------                                          --------------------------
Exhibit 11.1  -   Computation of Earnings
                  per share                                     23

Exhibit 27    -   Financial data schedule                       24