Form 10-K405
period 1996-09-30
SYQUEST TECHNOLOGY INC
filed 1996-12-30
CIK 880865

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
    September 30, 1996                                            0-19674

                           SYQUEST TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                             94-2793941
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

 47071 Bayside Parkway, Fremont, California                           94538
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:          (510) 226-4000

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

                            Yes   X            No
                                -----             -----

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of Common Stock on November 30, 1996 as reported by NASDAQ, was approximately $78,663,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock on November 30, 1996 was 15,830,753.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS." SYQUEST UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.


ITEM 1. BUSINESS

     General

     SyQuest Technology, Inc. ("SyQuest"/1/ or the "Company") designs, develops, manufactures, and markets removable hard disk cartridges, associated disk drives and free-standing storage systems. The Company's products combine the advantages of fixed hard disk drives with the benefits of removability, which include unlimited incremental expansion of data storage capacity, transfer and sharing of data and software among personal computers, and backup, archival storage and physical security of data. The Company's principal products have been 5.25 inch and 3.5 inch cartridges, drives and storage systems used with personal computers and work stations manufactured and sold by manufacturers of such products. These products are typically purchased by distributors, mail order firms, national retail chains, value added resellers, original equipment manufacturers ("OEMs") for integration into their equipment, government contractors and others for resale to the end users.

     Industry Background

     All computer systems use one or more types of memory. Internal semiconductor or main memory is extremely fast but also expensive and is therefore used in limited quantities. As a result, auxiliary memory devices, such as disk drives, have long been used to provide additional memory capacity for operating systems, application programs and user data.

     Today's personal computers and workstations typically use fixed disk drives as their primary auxiliary storage device. Other auxiliary memory devices include SyQuest's removable disk cartridges and disk drives, removable drives (where the entire drive unit is removable rather than only the disk), standard and high capacity floppy diskettes and drives, tapes and tape drives, magneto optical media and drives, phase change optical media and drives, WORM (Write Once Read Many) optical media and drives, CD-ROM (Compact Disk - Read Only Memory) optical media and drives, CD-R (Compact Disk Rewritable) optical media and drives, and flash memory devices.


/1/    "SyQuest," "SQ555," "SQ400," "SQ5110C," "SQ800," "SQ5200," "SQ2000,"
       "SQ3105," "SQ310," "SQ3270," "SQ327," "EZ135," and "SQ3135," "SQ135,"
       "SQ1100" and "SQ110" are trademarks of the Company. This Annual Report also includes trademarks of companies other than SyQuest Technology, Inc.

     The Company believes that its removable disk cartridges and disk drives are the most appropriate auxiliary memory device for various business applications due to their combination of interchangeability, performance and cost.

     Technology

     The Company believes that it has developed and continues to refine a sophisticated and proprietary removability technology relating to its product designs and manufacturing processes. Features of this technology include:

     .    specialized air flow design to provide a sufficiently clean
          ---------------------------
          environment inside the cartridge for reliable operation;

     .    ramp loading mechanics and microcode to load the heads reliably over
          ------------------------------------
          the spinning disk when the cartridge is inserted and to enable the heads to retract from the disk before the cartridge is removed;

     .    cartridge loading mechanisms to position the disk consistently over
          ----------------------------
          the drive hub with centering accuracies that are measured in micro inches;

     .    closed loop servo electronics and microcode to enable the cartridge to
          -------------------------------------------
          achieve high track densities in spite of the variations in centering inherent in removable disk cartridges;

     .    multiple zone recording to decrease bits per track and data transfer
          -----------------------
          rates in the inner tracks of the disk so that variations in centering of the disk do not impair reading and writing accuracy;

     .    adaptive microcode to perform system control functions, such as track
          ------------------
          buffer control, actuator control and spin motor control, so as to compensate intelligently for variations in disks to ensure interchangeability and permit the use of wider tolerance mechanical components;

     .    servo track writing techniques to permit interchangeability of
          ------------------------------
          cartridges without compromising data retrievability; and

     .    advanced tribology (the science of design, friction, wear and
          -------------------------------------------------------------
          lubrication of interacting surfaces) to achieve head flying heights
          ------------------------------------
          over removable cartridge disks comparable to those of fixed Winchester disk drives.

     Products

     The Company's principle products are 5.25 inch and 3.5 inch removable Winchester disk drives, associated cartridges and system products.

     5.25 Inch Products

     The Company's 5.25 inch drive and cartridge products are designed and developed by the Company's engineering staff in Fremont, California. The 5.25 inch product line (including SyQuest branded systems products) accounted for 44% of the Company's net revenues in fiscal 1996 compared to 60% in fiscal 1995 and 72% in fiscal 1994. The 5.25 inch product line includes:

     SQ555 & SQ400.  The 44 megabyte SQ555 drive and associated SQ400 cartridge,
     -------------
 first introduced in 1988, operate at a typical seek time of 20 milliseconds and support a burst asynchronous data transfer rate of 1.25 megabytes per second. The SQ555 was discontinued and phased out of production during the second quarter of fiscal 1995. The Company continues to manufacture and sell SQ400 cartridges.

     SQ5110C & SQ800. The 88 megabyte SQ5110C drive and SQ800 cartridge, first
     ---------------
introduced in 1991, operate at a typical seek time of 20 milliseconds and support a burst synchronous data transfer rate of 4 megabytes per second. The SQ5110C can both read and write SQ400 and SQ800 cartridges. This drive was phased out of production in the second quarter of 1996, but cartridges remain in production and are expected to remain in production into 1997.

     SQ5200 & SQ2000. The 200 megabyte SQ5200 drive and SQ2000 cartridge,
     ---------------
introduced in 1994, operate at a typical seek time of 16 milliseconds and support a burst synchronous data transfer rate of 5 megabytes per second. The SQ5200 can read and write both SQ400 and SQ800 as well as SQ2000 cartridges. The SQ5200 and SQ2000 products are still in production and are expected to remain in production throughout 1997.

     3.5 Inch Products

     The Company's 3.5 inch drive and cartridge products are designed and developed at SyQuest development centers in Boulder, Colorado and in Campbell, California. The 3.5 inch product line (including SyQuest branded systems) accounted for 56.0% of the Company's net revenues in fiscal 1996 compared to 40% in fiscal 1995 and 27% in fiscal 1994. The product line includes:

     SQ3270 and SQ327. The 270 megabyte SQ3270 drive and associated SQ327
     ----------------
cartridge, first introduced in 1993, operate at a typical seek time of 13.5 milliseconds and support a burst data transfer rate of 4 megabytes per second. The SQ3270 can read and write the SQ310 cartridge (a 105 megabyte cartridge developed for the SQ3105 drive which was discontinued at the beginning of the fiscal year) as well as the SQ327 cartridge. The SQ3270 family of drives was discontinued in the fourth quarter of fiscal 1996 as the new generation of SyQuest drives began to come on line, but the SQ327 cartridges will continue in production.

     EZ3135 and SQ135. The 135 megabyte SQ3135 drive and SQ135 cartridge, first
     ----------------
introduced in the fourth quarter of 1995, operate at a typical seek time of 13.5 milliseconds and support a burst data transfer rate of 5 megabytes per second. Marketed primarily as a bridge product to the new generation EZFlyer 230 drives and cartridges, production of this drive was discontinued in the fourth quarter of fiscal 1996, but the SQ135 cartridges will continue in production.

     EZFlyer 230 and SQ230. The 230 megabyte EZFlyer 230 and associated SQ230
     ---------------------
cartridge, first shipped in volume in the fourth quarter of fiscal 1996, operate at a typical seek time of 13.5 milliseconds and support a sustained data transfer rate of 2.4 megabytes per second. The EZFlyer is able to read and write SQ135 cartridges as well as SQ230 cartridges.

     SyJet 1.5GB and SQ15000. The SyJet 1.5GB drive and associated SQ15000
     -----------------------
cartridge represent a new generation of removable storage devices for SyQuest. The SyJet operates at a typical seek time of 12 milliseconds and delivers burst data transfer rates of 10 megabytes per second. The Company commenced beta test shipments of the SyJet in September 1996, and commenced limited production shipments in December 1996.

     Systems Products

     SyQuest also designs, develops, manufactures and markets storage systems which incorporate the Company's 5.25 inch and 3.5 inch drives and cartridges. A system generally consists of a drive, a cartridge and additional components necessary for a user to attach and operate the system to his computer. These products, which include the EZFlyer 230, EZ3135 and 200SS subsystems, are marketed under the SyQuest brand name to national retail chains, commercial distributors, computer mail order houses and others.

     Markets and Customers

     The Company markets and sells its products through manufacturer representatives and SyQuest's direct sales force to VADs (Value Added Distributors), commercial and industrial distributors, systems integrators, retail sales channels (computer specialty retailers, computer superstores, computer mail order outlets, etc.) and OEMs. As the market for the Company's products has become increasingly segmented, diverse sales channels have developed. While the market for the majority of the Company's products has been focused on distributors, VADs and systems integrators, the Company's sales to retailers and superstores have increased from nearly zero in 1994 to over 11% of the total net revenue in fiscal 1996. The Company believes this trend will continue into the near future.

     The Company believes that continuing advancements and increased end user accessibility to applications with heavy storage demands such as multimedia, digital audio and music, digital video, the Internet, computer graphics, digital photography and large programs such as Windows 95, will benefit the Company's market by continuing to create a need for more storage. This basic need is addressed by the "endless" storage design offered by cartridge-based peripheral devices like SyQuest's and competitive products.

     The Company plans to aggressively develop marketing strategies (channel marketing programs, national and consumer advertising campaigns, aggressive merchandising, etc.) and commit financial resources for these market strategies in an attempt to capture additional market share and presence. With the new generation of products being introduced in 1997, the Company will also make an effort to increase its level of business in the OEM market. There can be no assurance, however, that these efforts will result in increases to the Company's sales.

     The majority of SyQuest's business is done through commercial distributors throughout the world. The largest single distributor of SyQuest products is Ingram Micro, which accounted for approximately 10% of the Company's total revenue in fiscal 1996.

     Recently, the Company and Legend Group ("Legend"), the largest computer systems manufacturer and distributor in the People's Republic of China, executed a distribution agreement whereby Legend has become the exclusive distributor of the Company's products in the developing Chinese market.

     A growing segment of the Company's business is the retail/superstore channel, which now accounts for over 11% of the Company's worldwide revenues. The largest superstore reseller of SyQuest products in fiscal 1996 was CompUSA, which accounted for 2.6% of the Company's total net revenue. In the mail order retail channel, MAC/Micro Warehouse continued to be the largest reseller as it represented nearly 8% of SyQuest's net revenue for fiscal 1996.

     At the end of September, 1996, the Company had 7 direct sales personnel located in 5 offices in the United States, 4 direct sales representatives in Asia, Australia and the Far East located in 4 offices, and 3 direct sales representatives in Europe located in 3 offices. North American sales represented 57% of the Company's total net revenue in fiscal 1996.

     Manufacturing

     The Company manufactures high volume, mature products in Malaysia. In addition, the Company assembles system products and manufactures initial production quantities of new products in Fremont, California.

     The Company currently has manufacturing relationships with Nomai, S.A. ("Nomai") for cartridges and others for manufacture and subassembly of components. The Company has filed lawsuits against Nomai and Maxell in France alleging copyright and patent infringement and in the United States regarding various related claims, including royalty payments owed by Nomai under a previous arrangement. In November 1996, the Company and two individuals owning a controlling interest in Nomai announced the execution of a letter of intent proposing a transaction in which the Company would acquire a controlling interest in Nomai from those individuals in exchange for shares of the Company's Common Stock, and would commence a tender offer to acquire up to 100% of the publicly held shares of Nomai. On November 25, 1996, however, the Company announced that plans to acquire Nomai have been terminated, adding that it intends to pursue vigorously all available causes of action against Nomai. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results--Reliance on Manufacturing Relationships; Nomai Lawsuits" and "Legal Proceedings."

     The Company and Legend Group ("Legend"), the largest computer systems manufacturer and distributor in the People's Republic of China, have announced the intention to form a joint venture company for the manufacture and distribution of the Company's removable cartridge hard drives and products in China. The Company would provide the proposed joint venture company with training and manufacturing know-how to insure that the joint venture had the requisite skills to manufacture the Company's removable cartridge hard drives and products. The Company and Legend have begun the process of negotiating definitive agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results-- Reliance on Manufacturing Relationships; Nomai Lawsuits."

     The Company's drive manufacturing operations consist of incoming quality inspection of components, assembly and test of subassemblies, final assembly of drives, pretest, burn-in of drives and customer simulation tests. The cartridge production lines involve extensive media parametric and tribology testing, assembly of the disk onto a hub, balancing of the cartridge, mapping of media defects, servowriting and formatting of each cartridge.

     The manufacture of removable cartridge disk drives and disk cartridges is complicated and difficult. In the past, the Company experienced manufacturing difficulties, including quality problems, resulting in low yields impacting the Company's ability to meet sales demand. While the Company is not currently experiencing any quality problems of a material nature in the manufacturing process, there can be no assurance that the Company will not experience manufacturing problems in the future. Any disruption of the Company's manufacturing could adversely affect the Company's business and results of operations. Foreign manufacturing is subject to various risks, including changes of governmental policies, transportation delays and interruptions, and the imposition of tariffs and import/export controls.

     The Company obtains almost all subassemblies and components from outside sources located principally in the United States and Asia. Several of these components are available through limited or single sources. In the past, the failure to obtain sufficient quantities of certain key components or to obtain components of satisfactory quality has caused production delays. Prolonged disruptions in the supply of any key components used in the Company's manufacturing processes could adversely affect the Company's operating results and damage customer relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Shortages of Critical Components; Absence of Supply Contracts; Suppier Workouts" and " -- Reliance on Manufacturing Relationships; Nomai Lawsuits."

     Research and Development

     SyQuest's strategy is to focus its research and development efforts on advancing its proprietary removability technology. At the same time, the Company takes advantage of developments in the fixed Winchester disk drive industry by purchasing standard components from vendors that sell to manufacturers of fixed Winchester disk drives. SyQuest's removability technology includes both product designs and manufacturing processes and is built upon expertise in mechanical, electrical and firmware engineering as well as in tribology.

     The Company's current product development efforts are directed toward both high performance drives and cartridges and a value line of products. SyQuest makes extensive use of computer-aided design tools in mechanical, electrical, firmware and circuit board design areas.

     In fiscal 1996, 1995 and 1994, the Company's research and development expenses were $25.9 million, $23.9 million and $18.0 million, respectively.

     The data storage industry is subject to rapid technological change and short product life cycles. Data storage manufacturers continually strive for larger data storage capacities, higher performance and lower costs. Meeting these demands is more difficult and complicated for manufacturers of removable cartridge drives such as SyQuest than for fixed drive manufacturers. In order to remain competitive, the Company must continue to design, develop, manufacture, market and sell new products in a timely manner. The Company may also identify and pursue opportunities for affiliation and/or acquisition to complement its existing technology base. To this end, the Company has incurred and expects to continue to incur significant product research and development expenditures. However, there can be no assurance that SyQuest will be able to introduce cost effective and competitive new products in a timely manner. If the Company is unable to do so, its future operating results will be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Technological Change and New Products."

     Competition

     The removable data storage industry is intensely competitive and is characterized by rapid technological change which can cause substantial shifts in pricing and product capabilities. The principle competitive factors in the industry include price, performance, storage capacity, ease of use, customer consumption, state of the personal computer market, customer service and time-to-volume production. In addition, smaller form factors, aesthetic appeal, ruggedness, compatibility and interfaces are important factors. Many of the Company's competitors have greater financial, marketing and technological resources than the Company, and there can be no assurance that the Company will be able to compete effectively. In particular, several of the Company's competitors have significantly greater cash reserves than the Company which may enable them to better withstand intense price competition and/or develop technology over the long term.

     The Company believes that its products compete most directly with other removable media data storage devices, such as disk drives offered by Iomega Corporation and magneto optical disk drives. While the Company pioneered the technology used in the Winchester removable cartridge hard disk drive and for many years enjoyed a unique position in the industry having little direct competition, the competitive scene changed due to the activities of two companies. The Company's most direct competition comes from Nomai, which manufactures Winchester cartridges compatible with many SyQuest systems, and Iomega, whose Winchester-based Jaz drive competes directly with the Company's 3.5-inch products and is considered by the Company as similar in price and performance to the Company's SyJet drive. Today, only Iomega and Nomai manufacture Winchester-based removable cartridge disk drive products. Also noted as competition is Iomega's Zip product, based on a high-density floppy-disk technology, which has gained a large following in the Company's core markets and effectively enlarged the removable storage market at the retail level, and which competes with the EZ Flyer 230.

     Although the Company believes that its products offer performance and certain other advantages over most other removable media storage devices available today, the Company believes that the price/performance levels of existing removable media products will improve and that other companies will introduce new removable media storage devices. Accordingly, the Company believes that its products will face intense competition from makers of removable storage products based on other technologies. These technologies and some of their respective developers include: (optical) Panasonic, Pinnacle Micro, Maxoptics, Fujitsu; (rewritable CD) Toshiba, Sony, Phillips, Panasonic, MKE; and (LS-120) MKE, OR Technology, Compaq and Swan Instruments. In addition, the Company may face increased competition in the future from alternative data storage and retrieval technologies such as high-capacity floppy disk drives, rewritable CD drives and DVD devices. In particular, a consortium comprising Compaq Computer, 3M, Insite and Matsushita-Kotobuki Electronics Industries Ltd. has announced and is selling the LS120, a high-capacity floptical drive that is compatible with conventional floppy disks. Each of Mitsubishi Electric Corp. and Mitsumi has also announced that it plans to manufacture a high capacity, floppy drive that is downward compatible with existing floppy diskettes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Competition."

     Backlog

     The Company's sales are primarily for delivery of standard products according to standard purchase orders, which may be subject to change or cancellation by the customer without significant penalties. The quantity actually purchased, as well as the shipment schedules, therefore, are frequently revised to reflect changes in the customer's needs. At times when price competition is intense and price moves are frequent, the Company believes that most customers may place purchase orders below their projected needs in order to obtain the most favorable pricing. Conversely, at times when the industry's participants are on allocation, the Company believes that certain customers may place purchase orders beyond their projected needs in order to obtain a greater portion of such allocation. In light of these factors, backlog as of any particular date may not be indicative of the Company's actual revenues for any succeeding period, and, therefore, is not material to an evaluation of the Company's future revenue.

     Patents and Licenses

     Since its inception, the Company has been issued more than 60 U.S. and foreign patents relating to certain features or components of its disk drive and cartridge products. Many of these patents, however, do not pertain to the Company's recent product generation. The Company has approximately 100 pending U.S. and foreign patent applications, although there can be no assurances that such applications will mature into patents. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented. In addition to potential patent protection, the Company relies on the laws of unfair competition, copyright, trademark and trade secrets to protect its proprietary rights. The Company also utilizes nondisclosure agreements and internal secrecy procedures. No assurance can be given that the protective measures taken by the Company will be sufficient to preclude competitors from developing competing or similar technologies or products.

     The Company has been and may in the future be notified that it may be infringing patent or other proprietary rights. None of these notifications has resulted in any litigation against the Company, but there can be no assurance that litigation will not be commenced in the future. If infringement is established, the Company could be required to pay damages and be enjoined from selling the infringing products or practicing the infringing processes. Moreover, if the Company were unable to alter its products or processes to avoid the infringement claim, it might be required to obtain licenses and there can be no assurance that necessary licenses could be obtained on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Dependence on Proprietary Technology."

     Employees

     As of November 30, 1996, the Company had a total of 1,904 full time employees of which 209 were in research and development, 1,413 were in manufacturing, 103 were in quality assurance, 74 were in marketing, sales and support, and 105 were in finance and administration. Of the total number of employees, the Company has 273 employees located in North America, 29 employees located in Europe, 9 employees located in Singapore, 1,586 employees in Malaysia, 2 employees in Australia and 5 employees in Japan. The Company makes use of temporary employees, primarily in manufacturing, who are hired on an as-needed basis. None of the Company's employees is represented by a labor union. The Company has experienced no material work stoppages and believes that its employee relations are good.

     Foreign and Domestic Operations and Export Sales

     See Note 2 to the Company's Consolidated Financial Statements set forth in
Item 8 of this Annual Report on Form 10-K for financial information concerning SyQuest's foreign and domestic operations and export sales, which information is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The Company's corporate offices, including research and development, domestic manufacturing, quality assurance, marketing, sales and support, and finance and administration are located in Fremont, California. The Company owns its manufacturing facility in Penang, Malaysia; the building is 100,000 square feet and the total land area leased by the Company at such site is 193,432 square feet. The lease on the Penang land area expires in 2050. SyQuest or one of its subsidiaries leases the facilities described in the following table:

                                  Size        Expiration of
  Location                      (Sq. Ft.)        Lease         Principal Use
  --------                      ---------     -------------    -------------

Fremont, California..........    139,311/1/   April 1999       Administration,
                                                               Manufacturing and
                                                               Research and
                                                               Development

Singapore....................      9,225      February 1997    Administration

Boulder, Colorado............     13,896      November 1999    Research
                                                               and Development

Campbell, California.........     11,461      June 1997        Research and
                                                               Development

Amsterdam, the Netherlands...      7,700/2/   March 2000       Unoccupied

Ismaning, Germany...........      56,000      September 1999   Administration
                                 -------


Total........................    237,593
                                 =======

-----------------------------
/1/  Consists of two adjacent buildings

/2/ The Company is in the process of assigning its Amsterdam office space and anticipates that such assignment will be completed no later than the second quarter of fiscal 1997.

     The Company also leases or rents office space for sales in the greater metropolitan areas of Washington, D.C.; Wylie, Texas; Pembroke and Boca Raton, Florida; Raleigh, North Carolina; Los Angeles and Fremont, California; Singapore; Paris, France; London and Edinburgh, United Kingdom; Stuttgart and Weingarten/Ravensburg, Germany; Milan, Italy; Tokyo, Japan; and Sydney, Australia.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April
                               ---------------------------------
2, 1996) and Bellezza, et al. v. Iftikar, et al. (filed May 24, 1996) have been
             -----------------------------------
brought in the United State District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. Plaintiffs have petitioned the Court to consolidate the foregoing complaints into one consolidated action. That request, as well as other procedural matters which arose during a July 18, 1996, case management conference, is under consideration. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through material misrepresentations and omissions. The third suit, a purported class action entitled Gary S. Kaufman v. SyQuest Technology, Inc., et al., was
                      ---------------------------------------------------
filed on March 25, 1996, in the Superior Court of the State of California for the County of Alameda (the "Kaufman Lawsuit"). Certain current and former executive officers and directors of the Company are also named as defendants in the Kaufman Lawsuit. The plaintiffs in the Kaufman Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between May 2, 1995, and February 2, 1996. The Kaufman Lawsuit alleges that defendants violated various California laws through material misrepresentations and omissions. Unspecified damages are sought. The fourth purported class action entitled Ravens, et al. v. Iftikar, et al., was filed on October 11, 1996 in the Superior
---------------------------------
Court of the State of California for the County of Alameda (the "Ravens Lawsuit"). The Ravens Lawsuit alleges that the Company and certain of its former officers and directors violated various California laws through material representations and omissions between October 21, 1994 and February 2, 1996, and is purportedly brought on behalf of persons who purchased stock during that period. Unspecified damages are sought. The Ravens Lawsuit has been consolidated with the Kaufman Lawsuit. Plaintiffs are preparing a consolidated complaint. The Company intends to defend the cases vigorously.

     On May 14, 1996, the Company was served with a shareholder's derivative action filed in Alameda County, California, Superior Court entitled John Nitti,
                                                                    -----------
et al. v. Syed Iftikar, et al. On July 22, 1996, plaintiffs filed an amended
------------------------------
complaint. The action seeks to recover unspecified and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. The Company intends to defend this case vigorously.

     A third party has notified the Company that it believes the Company infringes on six U.S. patents. It is the Company's belief that the claims are without merit or that the infringement claims related to component parts purchased from vendors. The Company also believes that in the event the third party prevails on its claims, the Company will be indemnified by its vendor for any liability arising from the alleged infringements and that this matter will not have a material adverse effect upon its financial condition or results of operations.

     The Company has filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement, and though it did not obtain the temporary injunction sought against Nomai prohibiting the sale and distribution of Nomai's 200 megabyte cartridges, the underlying suit continues. The Company has also initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. The arbitration process began in May 1995, in San Jose, California.

     From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. Other than set forth above, the Company is not engaged in any legal proceedings as of the date hereof which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of its stockholders on September 26, 1996. All of the proposals submitted to the stockholders at the meeting were approved, and the vote on such proposals is described below:

     1. A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 60,000,000 was approved by the following vote:

          For                          :                   9,240,216
          Against                      :                   1,237,995
          Abstain                      :                      87,414
          Broker Non-Vote              :                           0

     2. A proposal to allow the issuance by the Company of additional shares of Common Stock to the holders of the Company's 7% Cumulative Convertible Preferred Stock, Series 1, upon conversion was approved by the following vote:

          For                          :                   4,100,593
          Against                      :                     832,417
          Abstain                      :                     113,801
          Broker Non-Vote              :                   5,518,814

     3. A proposal to increase the number of shares issuable under the Company's 1991 Stock Option Plan from 4,428,524 shares to 6,000,000 shares was approved by the following vote:

          For                          :                   2,854,778
          Against                      :                   2,123,841
          Abstain                      :                     121,442
          Broker Non-Vote              :                   5,465,564

     4. A proposal to increase the number of shares issuable under the Company's 1992 Non-Employee Director Stock Option Plan from 250,000 shares to 500,000 shares was approved by the following vote:

          For                          :                   3,007,448
          Against                      :                   2,216,623
          Abstain                      :                     138,942
          Broker Non-Vote              :                   5,202,572

     A proposal to amend the Company's 1992 Non-Employee Director Stock Option Plan to increase the annual grants of options to the non-employee directors and to provide for a one-time option grant to purchase 30,000 shares to new non-employee directors (which one-time grant was also made to each non-employee director as of the date of stockholder approval of the amendments) was approved by the following vote:

          For                          :                   7,788,555
          Against                      :                   2,236,833
          Abstain                      :                     132,952
          Broker Non Vote              :                     407,285


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                SyQuest's Common Stock, $.001 par value, was first offered to the public on December 18, 1991 and since that time has been traded in the over-the-counter market as a Nasdaq National Market security under the symbol SYQT. The following table sets forth, during the periods indicated, high and low closing sales prices in the Nasdaq National Market system for the last two fiscal years:

            Fiscal Year Ended
            September 30, 1995                 High               Low
          ----------------------            ---------           -------
          First Quarter.........             $18 3/4            $10
          Second Quarter........             $18 1/2            $10 5/8
          Third Quarter.........             $15 3/4            $10 5/8
          Fourth Quarter........             $19 1/8            $12 1/2

           Fiscal Year Ended
           September 30, 1996                  High               Low
          ----------------------             --------           -------

          First Quarter.........             $13 1/2            $ 8 7/8
          Second Quarter........             $11 1/4            $ 4 7/8
          Third Quarter.........             $18 7/8            $ 4 3/8
          Fourth Quarter........             $ 8 5/8            $ 5

               The Company's policy is to retain its earnings to finance future growth and it has paid no dividends in the last two fiscal years. The Company does not anticipate declaring cash dividends on its Common Stock in the forseeable future. In addition, the payment of cash dividends is restricted by certain of the Company's borrowing arrangements. See Note 4 of Notes to Consolidated Financial Statements. As of November 30, 1996, there were approximately 427 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data is derived from the audited consolidated financial statements of SyQuest. The data should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Items 7 and 8 of this Annual Report.

                                                            YEARS ENDED SEPTEMBER 30,
                                             -------------------------------------------------------
                                                1996        1995        1994       1993       1992
                                             ---------    --------    --------   --------   --------
                                                       (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF
 INCOME DATA:
Net revenues                                 $ 200,407    $299,544    $221,001   $206,362   $174,852
Gross profit (loss)                            (48,286)     51,047      60,659     75,281     59,142
Income(loss) from operations                  (130,676)    (17,101)      5,120     19,278     17,592
Net income(loss)/(1)(2)/                     $(136,651)   $(11,786)   $  5,405   $ 15,212   $ 13,583
INCOME(LOSS) PER SHARE/(3)/:
Income(loss) before cumulative
 effect of change in method of
 accounting for income taxes                 $  (12.38)   $  (1.07)   $   0.43   $   1.23   $   1.14

Net income (loss)                            $  (12.38)   $  (1.07)   $   0.46   $   1.23   $   1.17

                                                                   SEPTEMBER 30,
                                             -------------------------------------------------------
                                                1996        1995        1994       1993       1992
                                             ---------    --------    --------   --------   --------
                                                                  (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
 Working capital                             $ (37,351)   $ 62,340    $ 72,652   $ 69,638   $ 56,183
 Total assets                                   75,181     164,684     139,501    120,503    105,109
 Total stockholders' equity (deficit)          (30,353)     83,188      90,845     89,544     76,900

 _____________________

(1) In 1994, the Company changed its method of accounting for income taxes from the deferred method to the liability method. The effect of the accounting change was to increase 1994 net income and income per share by $346,000 and $0.03, respectively.
(2) Net income includes a credit to income of $346,000 for the cumulative effect of the change in method of accounting for income taxes for the year ended September 30, 1994 and extraordinary credits of $300,000, resulting from the utilization of net operating loss carryforwards for the year ended September 30, 1992.
(3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     Revenue, gross profit and net income declined substantially in fiscal 1996. Revenue for fiscal 1996 was $200.4 million, a decline of $99.1 million from fiscal 1995; the gross loss in fiscal 1996 was $48.3 million, as compared to a gross profit of $51.0 million in fiscal 1995; net losses in fiscal 1996 were $136.7 million as compared to a loss of $11.8 million in fiscal 1995. The decrease in revenue can be primarily attributed to a substantial decline in average selling prices (ASPs) of the EZ Flyer 135 and SQ3270 products (EZ135/SQ3270). In addition to EZ135/SQ3270 pricing, the Company's revenue was affected by an ongoing trend of declining selling prices and unit volumes for the Company's mature 5.25 inch products, partially offset by the successful introduction of the EZ Flyer 230 in the fourth quarter of the fiscal year. The Company was not able to reduce its manufacturing costs as rapidly as ASPs declined, especially with respect to the EZ135/SQ3270 products. These products generated negative gross profits for most of fiscal 1996 and, along with declining ASPs and unit sales of the 5.25 inch products, were the primary cause for the large losses incurred by the Company. Inventory reserves, excess non-cancellable purchase commitments, and restructuring charges accounted for approximately $28.6 million of the fiscal 1996 net loss. As of September 30, 1996, the Company had a negative working capital of $37.4 million and a negative net worth of $30.4 million. With the consumption of available working capital, the Company was unable to meet a significant portion of its financial obligations to key suppliers and the supply of certain materials was disrupted. In the second half of the fiscal year, management changes were made and the Company initiated significant changes in financing, manufacturing operations, business processes, and product focus, including discontinuing the EZ135/SQ3270 products.

     FISCAL 1996 COMPARED TO FISCAL 1995


     Net Revenues

     Fiscal 1996 revenues declined by 33% to $200.4 million from $299.5 million in fiscal 1995. The revenue reduction can be attributed to sharply reduced prices for the Company's EZ135 and SQ3270 3.5 inch products, and reduced unit sales and lower ASPs for all 5.25 inch platform drives and cartridges (down 50% from fiscal year 1995), which were partially offset by the successful introduction of the EZ Flyer 230 in the fourth quarter of fiscal 1996. From fiscal 1995 to fiscal 1996, ASPs for 5.25 inch drives and subsystems declined 9%, 3.5 inch drive and subsystem ASPs declined 37% and cartridge ASPs declined 29%. Cartridge revenue as a percentage of total revenue was 49% in both fiscal years. Cartridge unit sales volume declined 3% from fiscal 1995 to fiscal 1996 while unit drive volume decreased 4% for the same period. The Company's mature
5.25 inch products comprised 44% of revenue in fiscal 1996 after representing 60% of revenue in fiscal 1995. While a substantial portion of the Company's revenue in fiscal 1996 was derived from the current family of 5.25 inch drives and cartridges, the Company expects that this line of products will continue to decline as a portion of future revenue.

     The Company reached volume production with the EZ Flyer 135 (EZ135) in the first quarter of fiscal 1996; however, during that quarter the Company experienced certain vendor related component supply and quality problems which limited its ability to fill its open customer backlog. Over the balance of fiscal 1996, a competitor marketed a product with a lower cost structure than the EZ135, causing the Company to lower its price in order to maintain market share. In the second quarter of fiscal 1996, the Company decided to cease production of the EZ135 drive as soon as economically possible, and sales of EZ135 drives ended in the fourth quarter of fiscal 1996. However, cartridge production and sales traditionally continue beyond the final production of the associated drive in the removable cartridge disk drive industry. EZ135 cartridges are expected to contribute a significant portion of the Company's revenue in fiscal 1997.

     The Company's EZ Flyer 230, a new 3.5 inch product that began shipping in the fourth quarter of fiscal 1996, contributed approximately 6% of total revenue for the year. Management believes the EZ Flyer 230 and future products utilizing the EZ Flyer platform will contribute a significant portion of the Company's revenue for fiscal 1997.

     The data storage industry is subject to rapid technological change and short product life cycles. Data storage manufacturers continually strive for larger data storage capacities, higher performance and lower costs. Meeting these demands is more difficult and complicated for manufacturers of removable cartridge drives such as SyQuest than for fixed drive manufacturers. In order to remain competitive, the Company must continue to design, develop, manufacture, market and sell new products in a timely manner. To this end, in the fourth fiscal quarter of 1996 the Company announced a 1.5 gigabyte, 3.5 inch product (SyJet) but has not yet commenced volume production. The Company believes the SyJet will contribute a significant portion of its fiscal 1997 revenue. However, there can be no assurance that SyQuest will be able to introduce this or other cost effective and competitive new products in a timely manner. If the Company is unable to do so, its future operating results will be adversely affected.

     Gross Profit (Loss)

     The gross loss for the year ended September 30, 1996 was $48.3 million compared to a gross profit of $51.0 million in the previous fiscal year. The negative gross margin as a percentage of net revenue was 24% in fiscal 1996 compared to a positive gross margin of 17% in fiscal 1995. The decline in gross margin is primarily attributable to losses incurred on the sale of and reserves established for the EZ135/SQ3270 systems, and ongoing reductions in ASP and unit sales for the Company's current line of 5.25 inch products.

     The Company made a strategic decision in fiscal 1995 to enter the growing SOHO (Small Office/Home Office) marketplace and acquire market share with the EZ135 rather than wait until it could introduce a low cost, low-end product. Due to competitive pressures, the Company reduced selling prices in order to maintain market share, but was unable to make corresponding reductions in manufacturing costs. As a result, the EZ135 and another subsystem product, the SQ3270, were sold for most of fiscal 1996 at negative gross margins. This was a significant factor in the Company's substantial operating loss in fiscal 1996.

     In addition, the Company experienced a general decline in product prices which reduced the gross profit margins of its 5.25 inch and 3.5 inch drives, subsystems and cartridges. The decline in cartridge ASPs from fiscal 1995 to fiscal 1996 was 29%. Average 5.25 inch drive and subsystem prices decreased approximately 9% for the same period. From fiscal 1995 to fiscal 1996, EZ135 subsystem ASPs declined 30% and SQ3270 drives and subsystem ASPs declined 16%. During fiscal 1996, EZ135 and SQ3270 drive and subsystem ASPs declined 45% and 58%, respectively. Rapid price declines are common in the disk drive industry and there can be no assurance that the Company will be able to achieve manufacturing cost reductions or introduce higher capacity products, which generally have higher selling prices per unit, rapidly enough to offset the pricing pressures on lower capacity products.

     In the second half of fiscal 1996, management changes were made and the Company initiated changes in product focus, financing, manufacturing operations, and business processes. The EZ135/SQ3270 drive products were declared "end-of-life" in the second fiscal quarter, with remaining inventory and purchase commitments being managed to minimize cash requirements. The final sales of the EZ135/SQ3270 drive products were completed in the fourth fiscal quarter of 1996. The discontinuing of the EZ135/SQ3270 drives resulted in charges to cost of goods sold of approximately $21.4 million in fiscal 1996, including $8.1 million of obsolete and excess inventories and $13.3 million for non-cancellable purchase commitments. The Company further granted customers an opportunity to return EZ135 product for a refund. This resulted in significant product returns in the third and fourth quarters of fiscal 1996. The Company incurred a charge to earnings of approximately $2.5 million to write-off the portion of those returns which could not be resold.

     Selling, General & Administrative Expenses

     Selling, general and administrative expenses were $51.7 million for fiscal 1996 versus $44.3 million for fiscal 1995. The increase in expenses was primarily attributable to an increase of $3.8 million in provisions for bad debt and an increase in legal expenses from $1.2 million to $2.3 million primarily attributable to various legal proceedings in which the Company is engaged. The Company also incurred an increase of approximately $1.9 million in general and administrative costs in fiscal 1996 over fiscal 1995, due to duplicate administrative costs during the transition of manufacturing operations from Singapore to Malaysia.

     The Company continued to invest in its sales and marketing efforts despite the decline in revenue from fiscal 1995 to fiscal 1996 as it endeavored to increase the market presence of the Company's products.

     Research and Development Expenses

     Research and development expenses totalled $25.9 million in fiscal 1996, an increase of $2.0 million from fiscal 1995. This represents 12.9% of revenue in fiscal 1996, compared to 8.0% in fiscal 1995. The increase in spending is primarily due to increased headcount and related costs. The increase as a percentage of revenue is due to the increase in expense and the decline of revenue from fiscal 1995 to fiscal 1996. The Company believes that it must continue to make significant investments in R&D in order to effectively implement its product strategy and continues to make these investments despite the decline in revenue from 1995 to 1996.

     Restructuring Expenses

     Restructuring expenses were incurred during fiscal 1996 for the transfer of manufacturing operations previously located in Singapore to the Company's facility in Penang, Malaysia to lower costs and eliminate excess capacity, and for the relocation of the Company's European headquarters from the Netherlands to Germany. Restructuring charges from discontinued operations in Singapore included $1.4 million for severance and other benefits affecting approximately 1,500 employees, $0.6 million for site closure and related costs and $1.6 million for write-off of capital assets. The shutdown was completed in the third quarter of fiscal 1996. Restructuring charges related to the movement of the Company's European headquarters to Germany totalled $1.1 million and included severance costs and write-off of capital assets in the Netherlands, as well as certain legal expenses.

     Other Income and Expenses

     Other expenses in fiscal 1996 include $2.1 million in losses incurred on the sale of excess and obsolete fixed assets and approximately $0.6 million in foreign exchange losses. These expenses were partially offset by a $0.7 million gain realized on the disposition of common stock of a third party used to reduce certain debt owed to one of the Company's suppliers.

     Interest Income and Expense

     The Company incurred $1.2 million of interest expense on its borrowings and earned $0.2 million of interest income on its investments in fiscal 1996. The interest expense for fiscal 1996 was primarily the result of borrowings under the Company's bank lines of credit. There were no borrowings and interest income on investments was $1.1 million in fiscal 1995.

     Income Taxes

     The provision for income taxes was $3.0 million in fiscal 1996 as compared to a net tax benefit of $3.7 million in fiscal 1995. The provision in 1996 was primarily due to an increase in the deferred tax asset valuation allowance which exceeded the expected tax benefit computed by applying the federal statutory rate to the fiscal 1996 loss. Realization of the net deferred tax asset of $50 million as of September 30, 1996 is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, as of September 30, 1996, a valuation allowance in an amount equal to the net deferred tax asset has been recorded. In fiscal 1995, the Company recorded a tax benefit of $3.7 million representing an effective tax rate of 24%. The effective rate was less than the federal statutory rate primarily due to foreign losses for which no current income tax benefit could be recognized and the provision for income taxes on foreign earnings previously considered to be permanently reinvested offshore.

     The Company has been in negotiations with Malaysian authorities for a tax holiday exempting at least part of the profits of its Penang, Malaysia operation from taxes. While there can be no assurance that the Company will be successful in negotiating or that it will be able to meet the conditions of the tax holiday, Management believes it will be able to realize a tax holiday in Malaysia in the future.

     The Company's manufacturing operations in Singapore, prior to their relocation to Penang, Malaysia, operated under a tax holiday that expired in September 1996. The tax holiday had no impact on net income in fiscal 1996 or 1995.


     FISCAL 1995 COMPARED TO FISCAL 1994

     Net Revenues

     Fiscal 1995 net revenues increased by 36% to $299.5 million from $221.0 million in fiscal 1994. The net revenue growth was attributed to several factors; strong demand for the Company's higher capacity drive and cartridge products which accounted for 62% of fiscal 1995 net revenues, continued demand for the Company's lower capacity cartridges, and the fourth quarter introduction and market acceptance of the EZ135 systems products targeted for the SOHO (small office/home office) market. Unit shipments of the Company's drive products increased by 47% resulting in a 71% increase in drive net revenues in fiscal 1995. Cartridge unit shipments increased 46%, yielding a 13% increase in fiscal 1995 cartridge net revenues. System net revenues, on the strength of the EZ135 product line, increased 163% in fiscal 1995.

     Net revenues from 5.25 inch form factor products declined from 72% of net revenues in fiscal 1994 to 60% of net revenues in fiscal 1995 while 3.5 inch form factor net revenues increased to 40% of net revenues in fiscal 1995 from 27% in fiscal 1994.

     The Company achieved volume shipments of its EZ135 drive and cartridge products in the fourth quarter of fiscal 1995. During the quarter the Company experienced certain vendor related component supply and quality problems which limited its ability to fill its open customer backlog.

     Selling prices of the Company's mature, lower capacity products continued to decline in fiscal 1995. In order to stay competitive in the 5.25 inch cartridge market the Company reduced the selling prices of its 44 megabyte and 88 megabyte cartridges by approximately 30% in the second quarter of fiscal 1995.

     Cartridge sales as a percentage of net revenues decreased from 58% in fiscal 1994 to 48% in fiscal 1995. The decline is attributable to pricing actions taken on the 44 megabyte and 88 megabyte cartridges along with the shift in sales to higher capacity products which require fewer cartridges to store the same quantity of data.

     Sales to customers outside of North America, which are primarily denominated in U.S. dollars, increased from $85.7 million or 39% of net revenues in fiscal 1994 to $117.4 million or 39% of net revenues in fiscal 1995. In addition, the Company believes that a portion of its products sold to customers in North America are resold by such customers outside of North America.

     Gross Profit

     In fiscal 1995, gross profit totaled $51.0 million, a decline of $9.6 million or 16% from the $60.7 million reported in fiscal 1994. Gross margin in fiscal 1995 was 17% compared to 27% in fiscal 1994. The decline in gross margin is primarily attributable to losses incurred on the sale of and reserves established for the EZ135 systems. The Company made a strategic decision to enter the explosively growing SOHO marketplace and acquire market share rather than wait until it could introduce a low cost, low-end product.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses in fiscal 1995 of $44.3 million were up 17.4% compared to fiscal 1994 expenses of $37.6 million, and as a percentage of net revenues declined to 14.8% in fiscal 1995 from 17.0% in fiscal 1994. Primary contributors to the increase were staffing additions of $2.5 million in support of the revenue growth and a $3.1 million increase in advertising and promotional activities. Bad debt expenses declined by $1.1 million as a result of unusually high funding requirements in fiscal 1994 while legal expenses declined by $2.1 million resulting from the settlement in fiscal 1994 of certain litigation with Iomega and others.

     Research and Development Expenses

     In fiscal 1995, research and development expenses increased 33.0% to $23.9 million from $18.0 million in fiscal 1994. As a percentage of net revenues, research and development expenses were 8.0% in fiscal 1995 compared to 8.1% in fiscal 1994. During the year the Company devoted significant resources to its research, development and advanced manufacturing engineering groups to enhance existing products and develop higher capacity products on existing platforms.
In addition, the Company created a dedicated engineering group focusing strictly on low cost derivatives of the low end EZ135 product line and continued its engineering efforts on the 110 megabyte, 1.8 inch drive which commenced shipping in the fourth quarter of fiscal 1995.

     Interest Income

     Interest income for fiscal 1995 was $1,134,000, relatively flat when compared to $1,193,000 in fiscal 1994. In spite of lower average cash and short term investment balances throughout the year, interest income remained flat due to higher prevailing interest rates.

     Provision for Income Taxes

     The Company recorded a tax benefit of $3.7 million in fiscal 1995 representing an effective tax rate of 24%. The effective tax rate was less than the federal statutory rate primarily due to foreign losses for which no current income tax benefit could be recognized and the provision for taxes on foreign earnings previously considered to be permanent reinvested offshore. In fiscal 1994, the Company recorded a $1.6 million provision for income taxes representing an effective tax rate of 24%. The fiscal 1994 effective tax rate was less than the federal statutory rate primarily due to the permanent reinvestment offshore of a portion of the tax holiday earnings of the Company's Far East operations and the utilization of federal tax credits.


     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's net worth was negative $30.4 million compared to positive $83.2 million at September 30, 1995, and the Company's working capital at September 30, 1996 was negative $37.4 million compared to positive $62.3 million at September 30, 1995. The decrease in working capital during fiscal 1996 was primarily attributable to continuing losses from operations.

     Due to the financial losses and associated decreases in working capital, the Company experienced interruptions in the supply of key components in the first half of fiscal 1996. As a result of negotiations held with key suppliers to refinance outstanding liabilities, approximately $50.8 million of accounts payable was converted to fixed payment notes and debentures, payable over six months to three years. Subsequently, certain of the suppliers have exchanged the notes for the Company's Common Stock, including $2.3 million converted as of September 30, 1996. See "Factors That May Affect Future Results - Shortages of Critical Components; Absence of Supply Contracts; Supplier Workouts." As a result of the Company's completion of recent financing transactions and other efforts by management to improve SyQuest's balance sheet, a number of the Company's suppliers have begun to transition from doing business with the Company on a C.O.D. basis and are selling to the Company under more standard commercial terms. Many of SyQuest's key suppliers are continuing to do business with SyQuest on a C.O.D. basis only, however, which places demands on the Company's available cash resources that may limit its financial flexibility and its ability to meet market demand for its products.

     In addition to the operational impacts of limited cash resources, the Company may experience other effects in the future such as higher interest rates, inability to borrow without collateral and higher financing costs with regard to capital. Limitations on cash resources also restricted the ability of the Company to increase SyJet production in the first quarter of fiscal 1997 to the levels desired by the Company.

     The Company has financed its working capital needs through a combination of existing cash resources, reduced inventories and accounts receivable, increased asset-based borrowings, and a series of capital financing transactions completed during calendar 1996. The Company's balance of cash and short-term investments decreased by $26 million during fiscal 1996, leaving the Company with cash and short-term investments of $3.7 million at September 30, 1996.

     The accounts receivable balance was $30.3 million at September 30, 1996, a decline of $25.3 million from the end of fiscal 1995. The decline in accounts receivable was due to lower sales experienced in fiscal 1996 compared to fiscal 1995 and an increase in the level of reserve for doubtful accounts. Inventories, net of reserves, decreased $23.7 million during fiscal 1996 and totaled $10.6 million at September 30, 1996. The decline in inventories is attributable to the Company's second quarter decision to discontinue further production of the SQ3270 and EZ135 products, reduced sales levels and improved inventory management techniques introduced in the second half of fiscal 1996.

     Borrowings under the Company's bank lines of credit amounted to $19.3 million at September 30, 1996. There were no borrowings outstanding at September 30, 1995. As of September 30, 1996, the Company has a line of credit agreement with a financial institution, expiring January 31, 1997. Borrowings under the agreement bear interest at the highest "LIBOR" (London Interbank Offered Rate) rate during the month plus 4.825% and are subject to the higher of a minimum interest rate of 8% per annum or $10,000 per month, regardless of borrowings. The interest rate as of September 30, 1996 was 10.25%. The total borrowings are limited to the lesser of $30 million or 75 percent of the Company's eligible accounts receivable. The Agreement also places limitations on additional borrowings and payment of dividends. As of September 30, 1996, approximately $14.7 million of borrowings were outstanding and approximately $5.3 million was available for borrowing under the agreement. The Company is in discussions with the financial institution for extension of the credit facility. Management believes the Company's relations with the institution are good, but there can be no assurances that it will be successful in negotiating an extension to the credit agreement on terms acceptable to the Company.

     In fiscal 1996, the Company entered into a credit agreement with a bank in Penang, Malaysia. The agreement provides for a term loan equivalent to approximately $4.2 million, an overdraft facility of approximately $.8 million and a short-term line of credit for inventory financing. The term loan is repayable in 120 monthly installments and bears interest at the rate of 1.0% over the bank's base lending rate while the short-term borrowings bear interest at varying rates and become due every 180 days. The credit available under this agreement is secured by factory buildings owned by SyQuest Technology (M) SDN BHD and is further secured by a corporate guarantee from SyQuest Technology, Inc. At September 30, 1996 there was approximately $3.6 million outstanding against the term loan, $.5 million outstanding against the overdraft facility and approximately $4.0 million outstanding against the inventory line of credit. The interest rates for the term loan and the short-term line of credit as of September 30, 1996 were 9.15% and 8.275%, respectively.

     In May 1996, the Company exchanged 4,155 common shares of a privately-held French company for a reduction of $2.8 million of debt with one of the Company's suppliers.

     In June 1996, the Company sold 20,000 shares of 7% Cumulative Preferred Stock for $20 million in gross proceeds. In October 1996, the Company sold 5,500 shares of Convertible Preferred Stock for $5.5 million in gross proceeds and sold 24,500 shares of Series 2 Preferred Stock for $24.5 million in gross proceeds. In November 1996, the Company sold 1,500,000 shares of its Common Stock for approximately $8.5 million to an international investment firm and granted that investor warrants to purchase up to 1,875,000 shares of Common Stock, depending on, among other things, the number of shares of Common Stock owned by such investor on July 12, 1997.

     In July 1996, the Company issued a $7.7 million, 6% Convertible Subordinated Debenture (the "Debenture") to one of its suppliers, of which a portion is convertible into Common Stock of the Company. Subsequently, the Company worked out repayment schedules with several of its other major suppliers and converted approximately $43.1 million of accounts payable and other obligations to notes payable reflecting extended repayment terms. From late September 1996, through October 30, 1996, the Company exchanged with four of these suppliers approximately $11.6 million of notes payable for an aggregate of 1,874,837 shares of the Company's Common Stock. Approximately $31 million of the notes payable remained outstanding following the conversion of $11.6 million in notes to equity.

       The terms of these financings are described in three Current Reports on Form 8-K dated, respectively, June 14, 1996, October 31, 1996 and November 11, 1996, the contents of which are hereby incorporated by reference.

     During fiscal 1996, the Company used $50.7 million in cash for operating activities and an additional $17.8 million of cash for the purchase of equipment and leasehold improvements. Based on current estimates, the Company expects to spend less than $5 million for capital assets in fiscal 1997. There can be no assurance, however, that the Company's actual spending will not exceed its forecasts. The Company believes that, based on a number of events occurring, the current sources of the financing available to the Company will be sufficient to fund the Company's operations only into the second quarter of fiscal 1997, and the Company will need additional funds for new products, to fund working capital required to increase sales and to pay suppliers. Management's financial plans for fiscal 1997 anticipate raising additional equity capital in order to stimulate business and take advantage of market opportunities. As discussed in
Note 15, during the first quarter of fiscal 1997, the Company raised approximately $38 million of additional equity from investors. Management is currently pursuing other investment opportunities and expects to raise additional financing during the second quarter of fiscal 1997. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms. If results of operations for fiscal 1997 do not meet management's expectations, or additional capital is not available, management has the ability and intent to reduce certain expenditures so as not to require additional capital resources. The precise amount and timing of the Company's funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company's products, the progress of the Company's product development efforts, the availability of critical components, the Company's strategic alliances for the manufacture of its products, and the Company's management of inventories and accounts receivable, and whether key suppliers will grant payment terms for the purchase of materials and services.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Business Re-Engineering

     Management expects to continue the strategic and process changes mentioned above into fiscal 1997 and to continue investing in the re-engineering of the Company. In December, 1996, the Company shipped limited quantities of the SyJet 1.5GB, a 3.5 inch, 1.5 gigabyte high performance product. Subject to the availability of additional cash resources, the Company expects to commence volume production of this product in January, 1997. In addition, the Company continues to invest in developing both higher performance and lower cost product lines. Management further expects to invest in promoting the Company's market presence throughout fiscal 1997, including various advertising and other promotional programs.

     During fiscal 1996, new product launch processes were revised to include formal cost reduction and controlled introduction of products to manufacturing. Research and development efforts were re-focused to take advantage of the Company's technological leadership in Winchester-based removable cartridge disk drives and pursue the typically higher margins of high performance products relative to the markets the EZ135 competed in. The Company established a marketing strategy which emphasizes efforts to re-establish the Company's presence in the strategically important retail and distribution channels.

     However, to support the planned activities, additional capital resources are required in the second fiscal quarter of 1997 and there can be no assurance that the Company will be able to obtain needed funding on satisfactory terms or that it will be successful in implementing its business re-engineering plans. Management is aggressively pursuing additional equity investments in the Company as well as strategic partnerships in manufacturing and marketing its products. The inability to obtain needed funding on satisfactory terms would have a material adverse affect on the Company's business and financial results.

     Need for Additional Financing; Future Capital Needs

     The Company incurred losses in its fiscal year ended September 30, 1995, and in each quarter of its fiscal year ended September 30, 1996. To meet its working capital needs, the Company has engaged in a series of financing transactions.

     As of September 30, 1996, the Company had $3.2 million in unrestricted cash and cash equivalents. During fiscal 1996, the Company used $50.7 million of cash in operating activities and an additional $17.8 million of cash for the purchase of equipment and leasehold improvements. The Company believes that, based on a number of events occurring, the current sources of financing available to the Company will be sufficient to fund the Company's planned level of operations only into the second quarter of fiscal 1997, and the Company will need additional funds for new product introduction, for production and working capital and to pay suppliers. The Company is presently negotiating other possible equity investments into the Company but there can be no assurance that any of such negotiations will be successful. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the Company's products, the progress of the Company's product development efforts, the availability of critical components, the Company's strategic alliances, if any, for the manufacture of its products, and the Company's inventory and accounts receivable management. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. See "Factors That May Affect Future Results -- Convertible Securities, Warrants and Options; Potential Dilution and Adverse Impact on Additional Financing." There can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company. The inability to obtain needed funding on satisfactory terms would have a material adverse effect on the Company's business and financial results.

     Risk of Losing Nasdaq Listing

     On September 16, 1996, the Company was given a temporary exception from the net tangible asset and capital surplus listing requirements of the Nasdaq National Market. The listing exception was conditioned on the Company's ability to file a pro forma balance sheet as of September 30, 1996, indicating net tangible assets of at least $2.0 million. On October 31, 1996, the Company filed with Nasdaq and the Commission an unaudited pro forma balance sheet (the "Pro Forma Balance Sheet") showing sufficient net tangible assets, based on the Company's best estimate at that time of its losses for the fiscal year ended September 30, 1996. There can be no assurance that the Company's estimate in the Pro Forma Balance Sheet was accurate. Based on this filing, the National Association of Securities Dealers approved the continued listing of the Company's Common Stock on the Nasdaq National Market.

     The Company has continued to incur losses, however, and there can be no assurance that the Company will continue to meet the net tangible asset, capital and surplus, or other listing requirements of the Nasdaq National Market in the future. Should the Company fail to meet such listing standards, it may be delisted from the Nasdaq Stock Market. Trading, if any, in the listed securities would thereafter be conducted on the Electronic Bulletin Board or the National Quotation Bureau's "pink sheets." As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the Company's securities. This would likely have a material and adverse effect on the market price of the Company's Common Stock and on the Company's ability to raise additional capital.

     Convertible Securities, Warrants and Options; Potential Dilution and Adverse Impact on Additional Financing.

     On July 15, 1996, the Company issued a 6% Convertible Subordinated Debenture to a supplier in the amount of $7.7 million repayable in thirty-six
(36) equal monthly installments. The debenture agreement allows the holder to convert up to $2,775,000 of the principal amount of the debenture into no more than 400,000 shares of the Company's Common Stock at the conversion price of $6.9375 per share. As of September 30, 1996, none of the principal of the debenture had been converted to Common Stock.

     As of October 31, 1996, the Company had outstanding options and warrants to purchase an aggregate of 3,448,938 shares of Common Stock, at a weighted average exercise price of approximately $7.13 per share. The Company is also obligated to issue additional warrants to acquire up to 3,136,786 shares of Common Stock and up to 12,078,347 shares of Common Stock upon conversion of the 7% Cumulative Preferred Stock, the Convertible Preferred Stock and the Series 2 Preferred Stock (the "Preferred Stock"), based on the conversion prices of the Preferred Stock at December 20, 1996. The exact number of shares of Common Stock issuable upon conversion of Preferred Stock and exercise of warrants issued pursuant to such conversion cannot be estimated with certainty because, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion, and there is no cap on the number of shares of Common Stock that may be issuable. The number of warrants and shares of Common Stock issuable upon conversion of the Preferred Stock is also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. Further, the Company may, at its election, choose to issue additional shares of Common Stock in lieu of cash dividends due to the holders of the 7% Cumulative Preferred Stock and the Series 2 Preferred Stock.

     In addition, on November 13, 1996, the Company sold to an investor an additional 1,500,000 shares of Common Stock that will become freely tradeable, subject to compliance with applicable securities laws, on approximately February 12, 1997. As part of this same transaction, the Company issued a warrant that will become exercisable for between 375,000 shares and 1,875,000 shares of Common Stock, depending on a number of factors, principally the price of the Company's Common Stock.

     As of September 30, 1996, Warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $10.88 per share had been issued as partial compensation for value received in the placement of the Company's 7% Cumulative Convertible Preferred Stock. Those Warrants are exercisable at the option of the holders on or before July 30, 1999.

     To the extent that such options and warrants are exercised, shares of Common Stock are issued in lieu of cash dividends or convertible securities are converted (and the warrants issuable upon such conversion are exercised), substantial dilution of the interests of the Company's stockholders is likely to result and the market price of the Common Stock may be materially adversely affected. Such dilution will be greater if the future market price of the Common Stock decreases. For the life of such warrants, options and convertible securities, the holders will have the opportunity to profit from a rise in the price of the underlying securities. The existence of such warrants, options and convertible securities is likely to affect materially and adversely the terms on which the Company can obtain additional financing, and the holders of such warrants, options and convertible securities can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such warrants, options and convertible securities.

     The Company has filed registration statements on Form S-8 under the Act to register shares of Common Stock subject to stock options and the Company's employee stock purchase plan that will permit the resale of such shares, subject to Rule 144 volume limitations applicable to affiliates of the Company and vesting restrictions. The Company has also filed a registration statement, Registration Statement No. 333-17119, to permit resale of the Common Stock issuable upon exercise of the warrants and conversion of the convertible securities described above. Additional shares of Common Stock issuable upon conversion of the 7% Cumulative Preferred Stock are being offered pursuant to a prospectus included in Registration Statement No. 333-7369. Such registered shares can be sold without any holding period or sales volume limitations.

     Uncertainty of Market Acceptance of Products

     The Company's future success will depend upon market acceptance of its new products and upon the Company's ability to establish its new products as industry standards. The Company introduced its EZ Flyer 230 in June 1996. The EZ Flyer 230 is a newly designed product for the Company with 230 megabytes of capacity, which the Company began to ship in significant volume in July 1996. While the Company believes that early indications of market acceptance of the EZ Flyer 230 are favorable, the product has only recently been introduced and there can be no assurance that the level of acceptance will continue or grow due to uncertainties regarding the market for the EZ Flyer 230 and the competition it is facing. The Company continues to refine the EZ Flyer 230 and there can be no assurance that the Company will not experience problems or delays if and when it attempts to manufacture and ship the EZ Flyer 230 in higher volumes.

     On August 7, 1996, the Company announced that it had commenced taking orders for its new 3.5 inch, 1.5 gigabyte SyJet system products. The Company has begun limited production and has made limited shipments in the first quarter of fiscal 1997. The Company intends to increase production and shipments in the second fiscal quarter of 1997; however, there can be no assurance that the Company will be able to introduce this new product successfully and in a timely manner or that the product will be accepted in the market. Limitations on cash resources restricted the ability of the Company to increase SyJet production in the first quarter of fiscal 1997 to the levels desired by the Company.

     The SyQuest technology is different from the most widely used data storage devices today (hard disk drives, floppy disk drives and CD-ROM drives). No new type of read/writable data storage device has achieved widespread market acceptance in recent years and there can be no assurance that the Company's new products will achieve market acceptance. Whether the Company's new products will achieve significant market acceptance will depend upon a number of factors, including the price, performance and other characteristics of competing solutions introduced by other vendors, the timing of the introduction of such products, and the success of the Company in establishing OEM arrangements for the Company's new products. See "Factors That May Affect Future Results - Competition" and "- Shortages of Critical Components; Absence of Supply Contracts; Supplier Workouts." There can be no assurance that the Company will be successful in satisfying any of these factors. In addition, the two formats of removable-media storage which have gained widespread market acceptance to date--floppy disk drives and CD-ROM drives--are both used by software manufacturers as a means of software distribution. The Company's products are not currently used for software distribution. The failure of the Company's new products to achieve widespread commercial acceptance would have a material adverse effect on the Company's business and financial results.

     Introduction of EZ Flyer 230; Discontinuation of EZ135

     The Company's EZ135 products accounted for 16% of the Company's sales in the last quarter of fiscal 1995, 42% in the first quarter of fiscal 1996, 46% in the second quarter of fiscal 1996, 45% in the third quarter of fiscal 1996 and approximately 16% in the fourth quarter of fiscal 1996. Although sales of EZ135 products contributed significantly to the Company's revenue during the last quarter of the 1995 fiscal year and the majority of fiscal year 1996, the Company sold EZ135 units at a significant loss due to cost issues which could not be corrected as the Company had originally anticipated, and due to competitive pressures requiring the selling price to continue to decline in the market. The Company discontinued sales of the EZ135 during the fourth quarter of fiscal 1996.

     The Company introduced its EZ Flyer 230 on June 3, 1996. Commercial shipments of the EZ Flyer 230 commenced in June 1996, and the Company began to ship the EZ Flyer 230 in significant volume in July 1996. Revenue in the fourth fiscal quarter of 1996 was $12.7 million for the EZ Flyer 230, representing 28% of total revenue. There can be no assurance that the market acceptance of the EZ Flyer 230 will continue or that the level of acceptance will grow.

     Shortages of Critical Components; Absence of Supply Contracts; Supplier Workouts

     Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. During the 1996 fiscal year, the Company experienced disruption in its supply of certain components for a number of reasons including the shortage of cash to pay suppliers. Component shortages due to limited cash availability affected the Company's ability to produce EZ Flyer 230 products and limited the Company's ability to implement certain cost reduction and productivity improvement plans. Moreover, the Company may continue to experience difficulty in the future in obtaining a sufficient supply of many key components due to the shortage of cash to pay suppliers and other reasons. A disruption in the supply of key components would have a material adverse affect on the Company's ability to generate sales and the ability to cuccessfully launch the SyJet products.

     The Company recently completed the process of working out repayment terms with its key suppliers. On July 15, 1996, the Company issued a $7.7 million 6% Convertible Subordinated Debenture to one of its suppliers pursuant to which up to 400,000 shares of Common Stock could be issued to such supplier at a conversion price of $6.9375 per share. Subsequently, the Company negotiated with other suppliers to extend the payment dates on amounts owed, converting approximately $43.1 million of accounts payable and other obligations to all of those suppliers, to notes payable reflecting extended repayment terms. In September and October 1996, the Company exchanged certain of those notes payable for an aggregate of 1,874,837 shares of Common Stock. As a result of the Company's completion of recent financing transactions and other efforts by management to improve SyQuest's balance sheet, a number of Company suppliers have begun to transition from doing business with the Company on a C.O.D. basis and are selling to the Company under more standard commercial terms. Many of SyQuest's key suppliers are continuing to do business with SyQuest on a C.O.D. basis only, however, which places demands on the Company's available cash resources that may limit its financial flexibility and its ability to meet market demand for its products.

     The Company purchases all of its sole and limited source components and equipment pursuant to purchase orders placed from time to time and has no guaranteed supply arrangements. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand, result in delays in product shipments, increase the Company's material or manufacturing costs, or cause an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in increased costs and product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

     Competition

     The data storage industry is highly competitive. The Company believes that its products compete most directly with other removable-media data storage devices, such as disk drives offered by Iomega Corporation and magneto optical disk drives. Although the Company believes that its products offer performance and certain other advantages over most other removable-media storage devices available today, the Company believes that the price/performance levels of existing removable-media products will improve and that other companies will introduce new removable-media storage devices. Accordingly, the Company believes its products will face increasingly intense competition. In particular, a consortium comprising Compaq Computer, 3M, Insite and Matsushita-Kotobuki Electronics Industries Ltd. has announced and is selling the LS120, a high-capacity floptical drive that is compatible with conventional floppy disks. Each of Mitsubishi Electric Corp. and Mitsumi has also announced that it plans to manufacture a high capacity, floppy drive that is downward compatible with existing floppy diskettes. If successfully marketed, these drives would compete with the Company's EZ products. The Iomega Zip drive, a high capacity floppy disk drive, is a competitor to EZ Flyer 230. The JAZ drive is Iomega's first removable hard drive and competes directly with SyQuest's products. In addition, to the extent that SyQuest drives are used for incremental primary storage capacity, they also compete with conventional hard disk drives.
Finally, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

     As new and competing removable-media storage solutions are introduced, it is possible that the first such solution to achieve a significant market presence will emerge as an industry standard and achieve a dominant market position. If such is the case, there can be no assurance that the Company's products would achieve significant market acceptance, particularly given the Company's size and market position relative to its competitors.

     Technological Change and New Products

     The Company operates in an industry that is subject both to rapid technological change and rapid change in consumer demands. For example, over the last 10 years the typical hard disk drive included in a new personal computer has increased in capacity from approximately 40 megabytes (MBs) to 1 gigabyte (GB) or more, while the market price per megabyte of a hard disk drive has dramatically decreased. The Company's future success will depend in significant part on its ability to develop and introduce, in a continuous and timely manner, new removable disk drive products with improved features, and to develop and manufacture those new products within a cost structure that enables the Company to sell such products at lower prices than those of comparable products today. In addition, the Company depends on technological developments from other vendors for the components in its products (such as heads, semiconductor devices and media). The Company has recently introduced its EZ Flyer 230 which is targeted for sale to the Company's traditional customer base in the desktop publishing, prepress and service bureau segments, as well as to a broad array of users in the SOHO (Small Office/Home Office) market segment. The SyJet 1.5 GB removable cartridge hard drive is targeted towards computer, audio and video OEMs, as well as retail, the Company's traditional customer base and the SOHO market segment. The Company believes that this product will compete with the Iomega JAZ. There can be no assurance that the Company will be successful in developing, manufacturing and marketing cost effective products (including the EZ Flyer 230 and the SyJet 1.5 GB) that meet both the performance and price demands of the data storage market.

     Dependence on Strategic Marketing Alliance

     The Company's business strategy depends in significant part on establishing successful strategic alliances with a variety of key companies within the computer, audio and video industries. Among the types of alliances contemplated by the Company's business strategy are: OEM arrangements with personal computer, audio and video manufacturers that will include SyQuest products as a standard feature or factory-installed option in their personal computers; reseller arrangements (including private and co-branding arrangements) with major vendors of computer products covering the resale of the Company's products by such companies; and licensing arrangements under which the Company grants certain computer manufacturers on a royalty-bearing basis the right to manufacture and sell its drives or media. Moreover, the Company believes that establishing strategic alliances (especially OEM arrangements) is critical to the success of its business, and there can be no assurance that the Company will be successful in doing so. In addition, the Company's strategic alliances are generally not covered by binding contracts and may be subject to unilateral termination by the Company's strategic partners, and may also require the Company to share control over its manufacturing and marketing programs and technologies.

     Reliance on Manufacturing Relationships; Nomai Lawsuits

     The Company plans to continue to use independent parties to manufacture for the Company a portion of the Company's components. The Company currently has manufacturing relationships with Nomai, S.A. ("Nomai") for cartridges and with others for manufacture and subassembly of components. The Company has filed lawsuits against Nomai in France alleging copyright and patent infringement and in the United States regarding various related claims, including royalty payments owed by Nomai under a previous arrangement. On November 18, 1996, the Company and Herve Frouin and Marc Frouin (the "Frouins"), owners of a controlling interest in Nomai, announced the execution of a letter of intent proposing a transaction (the "Proposed Transaction") in which the Company would acquire a controlling interest in Nomai from the Frouins in exchange for 3,422,968 shares of the Company's Common Stock, and would commence a tender offer to acquire up to 100% of the publicly held shares of Nomai. On November 25, 1996, however, the Company announced that plans to acquire Nomai have been terminated, adding that it intends to pursue vigorously all available causes of action against Nomai.

     In September 1996, the Company and Legend Group ("Legend"), the largest computer systems manufacturer and distributor in the People's Republic of China, announced an intention to form a joint venture company for the manufacture and distribution of the Company's removable cartridge hard drives and products in China. In addition, Legend would become the exclusive distributor of Company products in the developing Chinese market. The Company would provide the proposed joint venture company with training and manufacturing know-how to insure that the joint venture had the requisite skills to manufacture the Company's removable cartridge hard drives and products. It is anticipated that both Legend and the Company would contribute the capital required for the joint venture. The Company and Legend have entered into a Memorandum of Understanding under which Legend would invest up to $20 million in the Company. The definitive terms of this investment are being negotiated, and the completion of any such investment (currently proposed for the first calendar quarter of 1997) may require approval of the Company's stockholders pursuant to Nasdaq listing rules and may be subject to a waiting period pursuant to the Hart-Scott-Rodino Act. In December, 1996, the Company and Legend announced a distribution agreement whereby Legend has become the exclusive distributor of the Company's products in the developing Chinese market.

     There can be no assurance that the Company will be successful in prosecuting its lawsuit against, or in maintaining its manufacturing relationships with, Nomai, that the joint venture or financing agreement with Legend will be consummated or successful, or that the Company will successfully establish additional relationships in the future or successfully manage such manufacturing relationships. The lawsuit against Nomai and either the completion of or failure to complete the proposed transactions with Legend could have numerous consequences that could affect the Company materially and adversely. The Company's manufacturing relationships are generally not covered by binding contracts and may be subject to unilateral termination by the Company's manufacturing partner. Moreover, there can be no assurance that third-party manufacturers will be willing or able to meet the Company's quantity or quality requirements for manufactured products.

     Quarterly Fluctuations in Operating Results

     The Company has experienced and in the future may continue to experience significant fluctuations in its quarterly operating results. Factors such as price reductions, the introduction and market acceptance of new products, product returns, the availability of critical components and the lower gross margins associated with the Company's newly introduced products could contribute to this quarterly variability. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the Company's results of operations. As a result of these and other factors, it is likely that the Company's operating results in some future period will be below the expectations of investors, which would probably result in a significant reduction in the market price of the Common Stock.

     Dependence on Proprietary Technology

     The Company's success depends heavily on the establishment and maintenance of proprietary technologies. The Company relies on a combination of patent, copyright and trade secret law to protect the technology in its drives and cartridges. The Company holds numerous U.S. and foreign patent applications relating to its drives and hard disk cartridges. Many of these patents, however, do not pertain to the Company's recent product generations, and there can be no assurance that additional patents will issue in the future. There can be no assurance that the steps taken by the Company to protect its technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able independently to develop similar technology. In particular, the Company's sales have been and will continue to be materially adversely affected when parties develop cartridges compatible with the Company's disk drives.

     From time to time the Company receives notices alleging that the Company's products infringe third party proprietary rights. A third party notified the Company in June 1995, that such party believes the Company infringes on six of its U.S. patents. It is the Company's belief that the claims are without merit or that the infringement claims relate to component parts purchased from vendors. The Company also believes that if the third party prevails on its claims, the Company will be indemnified by its vendor for any liability arising from the alleged infringements and that this matter will not have a material effect upon its financial condition or results of operations.

     Patent and similar litigation frequently is complex and expensive and its outcome can be difficult to predict. There can be no assurance that the Company will prevail in any proceedings that may be commenced against the Company. In addition, certain technology used in the Company's products is licensed from third parties. The termination of any such license arrangements could have a material adverse effect on the Company's business and financial results.

     International Operations

     International sales generated a significant portion of the Company's revenues in fiscal years 1995 and 1996, and the Company expects international sales to continue to constitute a significant percentage of its total sales in the future. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing foreign operations and foreign reseller networks, the differing product needs of foreign customers, fluctuations in the value of foreign currencies, import-export duties and quotas, and regulatory, economic or political changes. Moreover, the Company relies on foreign companies for the supply of certain critical components and is increasingly relying on foreign companies for the manufacture of certain of its products, and these relationships may be subject to some of the same risks affecting its international sales. There can be no assurance that these factors will not materially and adversely affect the Company's international sales and its overall business and financial performance.

     The Company's international sales are predominantly denominated in U.S. dollars. Accordingly, a significant increase in the valuation of the U.S. dollar and the resultant increase in the price of the Company's foreign currency priced products could have a material adverse effect on the Company's sales.

     Management Changes; Dependence On Key Personnel

     The Chairman of the Board, the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, the Executive Vice President-Sales, the Chief Technical Officer, the Executive Vice President-Operations, and the Vice President-Marketing, have all just recently joined the Company. Syed Iftikar, the Company's former Chairman of the Board, President and Chief Executive Officer, ceased to be an officer of the Company on June 13, 1996 and resigned as a director on August 15, 1996.

     The Company's success will depend in large part upon the capabilities of the new management team. The inability of such individuals to become familiar with the widespread operations of the Company and its subsidiaries and turn around the financial situation of the Company could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to attract and retain highly-skilled management and other personnel. Competition for such personnel in the computer industry is intense, and the Company has from time to time experienced difficulty in finding sufficient numbers of qualified professional and production personnel. The Company has had a number of other executive officers leave the Company over the last six months. There can be no assurance that the Company will be successful in attracting and retaining the quantity and quality of personnel that it needs.

     Volatility of Stock Price; Absence of Dividends

     The market prices for shares of high technology companies including the securities of SyQuest have been volatile. The Company's Common Stock has recently experienced substantial levels of short selling, which has depressed the market price, and increased the volatility of the market price, of the Company's Common Stock. Factors such as announcements of technological innovations or new products by the Company or its competitors, variations in the Company's quarterly operating results, continued high levels of short selling of the Common Stock, or general economic or stock market conditions unrelated to the Company's operating performance may have material adverse effects on the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources. See "Risk Factors - Class Action and Shareholder Derivative Lawsuits."

     In addition, the Company believes that electronic bulletin board postings regarding the Company on America Online and other similar services, certain of which have in the past contained false information about Company developments, have in the past and may in the future contribute to volatility in the market price of the Common Stock. Any information concerning the Company, including projections of future operating results, appearing in such on-line bulletin boards or otherwise emanating from a source other than the Company should not be relied upon as having been supplied or endorsed by the Company.

     The Company has not paid any cash dividends since its inception, and it does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     Certain Marketing and Sales Risks

     As is common practice in its industry, the Company's arrangements with its customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts it estimates will be reimbursed to qualifying customers. There can be no assurance that these reserves will be sufficient or that any future returns or price protection charges will not have material adverse effects on the Company's results of operations, particularly because future results will depend heavily on recently introduced products for which the Company has little or no operating history. In addition, customers generally have stock rotation rights permitting them to return slower-moving products in inventory within specified time periods in return for compensating orders of other products. Any build-up of inventory at the Company or in its distribution channels that does not sell through to end users could have material adverse effects on the Company's operating results and financial condition.

     As is typical in the industry, from time to time the Company experiences product defects and product returns. There can be no assurance that the Company will not experience quality or reliability problems in the future that have material adverse effects on the Company's business and financial results.

     The Company markets its products primarily through computer product distributors and retailers. Distribution channels for personal computers and accessories have been characterized by rapid change, including consolidation and financial difficulties of distributors. The loss or ineffectiveness of any of the Company's major distributors could have a material adverse effect on the Company's results of operations. In addition, since the Company grants credit to its customers, a substantial portion of outstanding accounts receivable are due from computer product distributors and certain large retailers. At September 30, 1996, the customers with the three highest outstanding accounts receivable balances totaled $12.03 million, or 28.9%, of gross accounts receivable. The Company has no reason to believe these receivable balances are uncollectible, but if any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company's results of operations and financial condition.

     Effect of Anti-Takeover Provisions

     The Company's Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares, which, under certain circumstances, could be issued without any further vote or action by the Company's stockholders. To date, an aggregate of 50,000 shares of preferred stock have been issued: 20,000 shares of 7% Cumulative Preferred Stock; 5,500 shares of Convertible Preferred Stock and 24,500 shares of Series 2 Preferred Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of these preferred shares and any preferred stock that may be issued in the future. Such issuance, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, preferred stock may have other rights, including economic rights, senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 could also have the effect of delaying or preventing a change of control of the Company.

     Class Action and Shareholder Derivative Lawsuits

     The Company has been named as a defendant in four punitive class action lawsuits. For a full discussion, see Item 3, Legal Proceedings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          For the years ended September 30, 1996, 1995, and 1994

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors                       34

Consolidated Balance Sheets -- September 30, 1996, and 1995             35

Consolidated Statements of Operations -- Years Ended September 30,
 1996, 1995, and 1994                                                   36

Consolidated Statements of Stockholders' Equity -- Years Ended
 September 30, 1996, 1995, and 1994                                     37

Consolidated Statements of Cash Flows -- Years Ended September 30,
 1996, 1995, and 1994                                                   38

Notes to Consolidated Financial Statements                              40

               Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
SyQuest Technology, Inc.

     We have audited the accompanying consolidated balance sheets of SyQuest Technology, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SyQuest Technology, Inc. and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       Ernst & Young LLP

San Jose,  California
December 11, 1996

                           SyQuest Technology, Inc.
                          Consolidated Balance Sheets

                                                                           September 30,
                                                                      1996              1995
                                                                 --------------   ----------------
              ASSETS                                             (In Thousands, Except Share Data)
Current assets:
  Cash and cash equivalents                                          $   3,470       $ 29,248
  Short-term investments                                                   200            400
  Accounts receivable                                                   30,341         55,653
  Inventories                                                           10,538         34,213
  Prepaid expenses and deposits                                          2,471          2,066
  Deferred income taxes                                                     --         13,254
                                                                     ---------       --------
Total current assets                                                    47,020        134,834

Property, equipment and leasehold improvements:
  Equipment                                                             49,340         47,291
  Furniture and fixtures                                                 2,710          2,667
  Property and leasehold improvements                                    9,896          7,832
                                                                     ---------       --------
                                                                        61,946         57,790
  Accumulated depreciation and amortization                             34,765         31,070
                                                                     ---------       --------
                                                                        27,180         26,720
Other assets                                                               981          3,130
                                                                     ---------       --------
                                                                     $  75,181       $164,684
                                                                     =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                   $  23,917       $ 41,213
  Bank borrowings                                                       19,268             --
  Accrued compensation and benefits                                      3,811          5,206
  Provision for losses on purchase commitments                              --         10,510
  Accrued expenses and other liabilities                                14,860         15,210
  Income taxes payable                                                   1,966            355
  Current portion, long-term debt                                       20,549             --
                                                                     ---------       --------
Total current liabilities                                               84,371         72,494

Deferred rent                                                              192            276
Long-term debt                                                          20,971             --
 Deferred income taxes                                                      --          8,726
Commitments and contingencies                                               --             --

Stockholders' equity (deficit):
  Preferred stock, $.001 par value:
    Authorized shares -- 4,000,000; issued and outstanding
      shares -- 19,193 in 1996 and none in 1995                             18             --
    Liquidation preference -- $19,208
  Common stock, $.001 par value:
    Authorized shares -- 60,000,000; issued and outstanding
      shares -- 12,312,769 in 1996 and 11,323,974 in 1995                   14             13
  Additional paid-in capital                                           102,580         79,489
  Treasury common stock at cost -- 1,225,000 shares in 1996
    and 1995                                                           (12,855)       (12,855)
  Retained earnings (deficit)                                         (120,110)        16,541
                                                                     ---------       --------
Total stockholders' equity (deficit)                                   (30,353)        83,188
                                                                     ---------       --------
                                                                     $  75,181       $164,684
                                                                     =========       ========

                            See accompanying notes.

                           SyQuest Technology, Inc.
                     Consolidated Statements of Operations

                                                      Years Ended September 30,
                                                     1996        1995        1994
                                                  ----------   ---------   ---------
                                                 (In Thousands, Except Per Share Data)
     Net revenues                                 $ 200,407    $299,544    $221,001
     Cost of revenues                               248,693     248,497     160,342
                                                  ---------    --------    --------
     Gross profit(loss)                             (48,286)     51,047      60,659
     Operating expenses:
      Selling, general, and administrative
      (includes provision for losses on
      accounts receivable of $5,839 in 1996,
      $2,008 in 1995, and $3,151 in 1994)            51,743      44,264      37,566
      Research and development                       25,920      23,892      17,967
      Restructuring charges                           4,727          --          --
                                                  ---------    --------    --------
     Total operating expenses                        82,390      68,156      55,533
                                                  ---------    --------    --------
     Income (loss) from operations                 (130,676)    (17,109)      5,126

Other income and (expense)                           (1,938)        468         337
     Interest income                                    192       1,134       1,193
Interest (expense)                                   (1,229)         --          --
                                                  ---------    --------    --------
Income (loss) before income taxes
and cumulative effect of accounting change         (133,651)    (15,507)      6,656

     Provision (benefit) for income taxes             3,000      (3,721)      1,597
                                                  ---------    --------    --------
     Income (loss) before cumulative effect of
       accounting change                           (136,651)    (11,786)      5,059

     Cumulative effect of change in method of
       accounting for income taxes                       --          --         346
                                                  ---------    --------    --------
     Net income (loss)                            $(136,651)   $(11,786)   $  5,405
                                                  =========    ========    ========

     Income (loss) per share:
Primary:
     Income(loss) before cumulative effect of
     accounting change                            $  (12.38)   $  (1.07)   $    .43
     Cumulative effect of accounting change              --          --         .03
                                                  ---------    --------    --------
     Net income (loss) per share                  $  (12.38)   $  (1.07)   $    .46
                                                  =========    ========    ========

     Common and common equivalent shares used
     in computing per share amounts                  11,497      11,063      11,647
                                                  =========    ========    ========


                            See accompanying notes.

                            SyQuest Technology, Inc.
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                                            Additional   Treasury     Retained
                                     Preferred Stock      Common Stock       Paid-In      Common      Earnings
                                     Shares    Amount   Shares     Amount    Capital       Stock     (Deficit)      Total
                                    ---------  ------   ------     ------   ----------   ---------   ----------   ----------
                                                                        (In Thousands)

Balance at October 1, 1993                --      --    11,283       $12     $ 72,221   $ (5,611)   $  22,922    $  89,544

Stock options exercised                   --      --        88        --          497         --           --          497
Shares issued under the
  Employee Stock Purchase Plan            --      --        79        --          736         --           --          736
Purchase of treasury stock
  at cost                                 --      --      (625)       --           --     (6,044)          --       (6,044)
Income tax benefit from
  stock options exercised                 --      --        --        --          642         --           --          642
Stock option compensation                 --      --        --        --           65         --           --           65
Net income                                --      --        --        --           --         --        5,405        5,405
                                    --------    ----    ------    ------     --------   --------    ---------    ---------
Balance at September 30, 1994             --      --    10,825        12       74,161    (11,655)      28,327       90,845


Stock options exercised                   --      --       502         1        2,932         --           --        2,933
Shares issued under the
 Employee Stock Purchase Plan             --      --        97        --        1,061         --           --        1,061
Purchase of treasury stock
  at cost                                 --      --      (100)       --           --     (1,200)          --       (1,200)
Income tax benefit from
  stock options exercised                 --      --        --        --        1,321         --           --        1,321
Stock option compensation                 --      --        --        --           14         --           --           14
Net income (loss)                         --      --        --        --           --         --      (11,786)     (11,786)
                                    --------    ----    ------    ------     --------   --------    ---------    ---------
Balance at September 30, 1995             --      --    11,324        13       79,489    (12,855)      16,541       83,188

Stock options exercised                   --      --       386         1        1,421         --           --        1,422
Shares issued under the
  Employee Stock Purchase Plan            --      --        64        --          350         --           --          350
Issuance of preferred stock               20      19        --        --       18,981         --           --       19,000
Debt to equity conversion                 --      --       371        --        2,338         --           --        2,338
Conversion of preferred  stock
  to common stock                         (1)     (1)      168        --            1         --           --           --
Net income (loss)                         --      --        --        --           --         --     (136,651)    (136,651)
                                    --------    ----    ------    ------     --------   --------    ---------    ---------
Balance at September 30, 1996             19     $18    12,313       $14     $102,580   $(12,855)   $(120,110)   $ (30,353)
                                    ========    ====    ======    ======     ========   ========    =========    =========


                            See accompanying notes.

                            SyQuest Technology, Inc.
                     Consolidated Statements of Cash Flows

                                                                 Years Ended September 30,
                                                                1996        1995        1994
                                                             ----------   ---------   ---------
                                                                        (In Thousands)
 OPERATING ACTIVITIES
 Net income (loss)                                           $(136,651)   $(11,786)   $  5,405
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
 Depreciation and amortization                                  10,578       8,052       7,129
   Deferred income taxes                                         4,528      (4,227)     (1,675)
   Stock option compensation                                        --          14          65
   Deferred rent                                                   (84)         12          34
   Loss on disposal of equipment and leasehold
     improvements                                                6,782          99          63
 Changes in operating assets and liabilities:
   Accounts receivable                                          25,312      (8,934)    (14,569)
   Inventories                                                  23,675     (22,065)     (1,487)
   Prepaid expenses and deposits                                  (405)       (359)       (991)
   Accounts payable                                             13,413      15,161      11,036
   Accrued compensation and benefits                            (1,395)      1,677        (437)
   Provision for losses on purchase commitments                  2,282      10,510          --
   Accrued expenses and other liabilities                         (350)      5,455       2,058
   Income taxes payable (refundable)                             1,611      (1,144)      3,462
                                                             ---------    --------    --------
 Net cash provided by (used in) operating activities           (50,704)     (7,535)     10,093

 INVESTING ACTIVITIES
 Purchase of property, equipment and leasehold
   improvements                                                     --    (12,509)     (7,743)
 Purchase of short-term investments                                200      (3,178)     (7,603)
 Proceeds from sale of short-term investments                  (17,820)       4,493       5,895
 Investment in Silmag                                               --      (2,100)         --
 Other                                                              (5)      1,301          44
                                                             ---------    --------    --------
 Net cash used in investing activities                         (18,295)    (11,993)     (9,407)

 FINANCING ACTIVITIES
 Purchase of treasury stock                                         --      (1,200)     (6,044)
 Payments of long-term debt                                       (426)         --          --
 Net borrowings under line of credit agreements                 22,875          --          --
 Proceeds from sale of common stock and
   exercise of stock options and warrants                        1,772       3,994       1,233
 Proceeds from sale of preferred stock                          19,000          --          --
                                                             ---------    --------    --------
 Net cash provided by (used in) financing activities            43,221       2,794      (4,811)
                                                             ---------    --------    --------

 Decrease in cash and cash equivalents                         (25,778)    (16,734)     (4,125)
 Cash and cash equivalents at beginning of year                 29,248      45,982      50,107
                                                             ---------    --------    --------
 Cash and cash equivalents at end of year                    $   3,470    $ 29,248    $ 45,982
                                                             =========    ========    ========


                            See accompanying notes.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Supplemental information on noncash investing and financing activities, in thousands:

Conversion of preferred to Common Stock                         $738
Conversion of accounts payable to Common Stock                $2,338

     A number of suppliers converted approximately $31 million of net accounts payable and purchase commitment liabilities into notes payable. The notes are payable over six to thirty-six months and bear interest at approximately 10%.

     One supplier converted approximately $7.3 million of net accounts payable and purchase commitment liabilities into a long-term, 6% Convertible Subordinated Debenture.

     In the third quarter of fiscal 1996, the Company exchanged 4,155 common shares of Silmag S.A. for a reduction of accounts payable in the amount of $2.8 million with one of its suppliers. The Company realized a gain of $0.7 million on the exchange which is classified as other income.

     In the quarter ended September 30, 1996, the Company entered into a Securities Purchase Agreement with a supplier to exchange 370,000 shares of common stock for $2.3 million of debt.

     Cash paid for interest expense in fiscal year 1996 were approximately $0.9 million.

                           SyQuest Technology, Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 1996

1.   SIGNIFICANT ACCOUNTING POLICIES

          Basis of Consolidation

          The consolidated financial statements include the accounts of SyQuest Technology, Inc. (the "Company" or "SyQuest") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Basis of Presentation

          The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Over the last two years the Company has experienced aggregate consolidated losses of $148,437,000 including a net loss of $136,651,000 for the year ended September 30, 1996. Working capital (deficit) at September 30, 1996 was $(37,426,000) as compared to $62,340,000 at September 30, 1995.
     Management's financial plans for fiscal 1997 anticipate raising additional equity capital in order to stimulate business and take advantage of market opportunities. As discussed in Note 15, during the first quarter of fiscal 1997, the Company raised approximately $38 million of additional equity from investors. Management is currently pursuing other investment opportunities and expects to raise additional financing during the second quarter of fiscal 1997. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms. If results of operations for fiscal 1997 do not meet management's expectations, or additional capital is not available, management has the ability and intent to reduce certain expenditures so as not to require additional capital resources.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been restated to conform to the 1996 presentation.

          Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Certain of the Company's balances of cash and cash equivalents are subject to usage restrictions. See Note 4.

          Short-Term Investments

          The Company considers investments with an original maturity of more than three months but less than twelve months to be short-term investments. Short-term investments consist primarily of certificates of deposit, bankers acceptances, commercial paper, and US Government agency debt securities.

         The Company classified its entire investment portfolio at September 30, 1996 and 1995 as available-for-sale. Available for sale securities are stated at fair value with unrealized gains and losses included in stockholder's equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities is based on the specific identification method. Short term investments at September 30, 1996 and 1995 are comprised of certificates of deposit.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are stated on the basis of cost. Equipment is depreciated over the estimated useful lives (three to five years) of the assets using the straight-line method. Property and leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the lease.

     In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires the recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

     Foreign Currency Translation and Foreign Currency Transactions

     The functional currency of the Company's foreign subsidiaries is the US dollar. Subsidiary financial statements are remeasured into US dollars for consolidation. Foreign currency transaction gains (losses) of ($573,000), $468,000, and $337,000 are included in other income and expense for 1996, 1995, and 1994, respectively.

     Revenue Recognition

     The Company recognizes revenue upon shipment to customers and provides an estimated allowance for returns based on the historical return history experienced by the Company.

     Warranty

     The Company generally warrants its products for one to five years. A provision for estimated future warranty costs is recorded at the time of shipment.

     Income (Loss) Per Share

     At September 30, 1996, the Company had 19,193 shares of convertible preferred stock issued and outstanding with an assured incremental yield embedded in the conversion terms. Included in the computation of earnings per share is a $5.7 million charge for the embedded yield for the discount from the average fair market value of the common stock for the five trading days prior to September 30, 1996 times the number of common shares reserved for conversion

     Income per share for the year ended September 30, 1994 is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method). Loss per share for years ending September 30, 1996 and 1995 is based on the weighted average number of shares of common stock outstanding. All other common equivalant shares would be antidilutive.

     Derivative Financial Instruments

     During fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Financial Instruments and Fair Value of Financial Instruments" (FAS 119).

     Fair Values of Financial Instruments

     For certain of the Company's financial instruments, including cash and equivalents, accounts receivable, notes payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The Company further believes that the carrying amounts of its long-term obligations approximate fair value due to the stability of interest rates since the Company entered into the agreements.

     Off Balance Sheet Risk

     The Company may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and certain foreign currency denominated balance sheet positions. The Company does not enter into derivative financial instruments for trading purposes. At September 30, 1996, the Company had no forward exchange contracts. At September 30, 1995, the Company had forward exchange contracts totaling $12,300,000 for the purchase of Singapore dollars, $2,313,000 of forward exchange contracts for the purchase of Malaysian Ringgits and $830,000 of forward exchange contracts for the purchase of Japanese Yen. All forward exchange contracts entered into by the Company had maturities of 60 days or less.

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

     Employee Stock Plans

     The Company accounts for its stock option plans and the Employee Stock Purchase Plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company will adopt FAS 123 in fiscal 1997, however, the Company will continue to account for its employee stock purchase plans in accordance with the provisions of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

2.   BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

          The Company operates in one business segment, the development, production and marketing of removable cartridge Winchester disk drives and associated cartridges. The Company has a manufacturing facility in Penang, Malaysia which produces the majority of the Company's drives and cartridges. The Company sells primarily to distributors in the personal computer market. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

          One customer accounted for approximately 10% of revenues in 1996 and another customer accounted for approximately 10% of revenues in 1995. Export sales by domestic operations accounted for approximately 10%, 1%, and 3% of net revenues in 1996, 1995, and 1994, respectively, and are made primarily to Europe and Far East customers.

          The following tables summarize the Company's operations in different geographic areas:

                                                                    Adjustments
                                   North                                and
                                  America     Europe    Far East    Eliminations    Consolidated
                                 ----------   -------   ---------   -------------   -------------
                                                          (In Thousands)
     1996
     Sales to unaffiliated
       customers                 $ 131,122    $57,235   $ 12,050       $      --       $ 200,407
     Transfers between
       geographic locations      $  27,060    $21,718   $228,288       $(277,066)      $      --
     Income (loss)
       from operations           $(107,274)   $   452   $(20,187)      $  (3,667)      $(130,676)

     Identifiable assets         $  33,837    $ 2,536   $ 49,626       $ (10,818)      $  75,181

     1995
     Sales to unaffiliated
       customers                 $ 186,276    $    --   $113,268       $      --       $ 299,544
     Transfers between
       geographic locations      $   8,590    $    --   $256,106       $(264,696)      $      --
     Income (loss) from
       operations                $ (20,973)   $    --   $  5,618       $  (1,754)      $ (17,109)

     Identifiable assets         $  97,008    $    --   $ 73,483       $  (5,807)      $ 164,684

     1994
     Sales to unaffiliated
       customers                 $ 144,123    $    --   $ 76,878       $      --       $ 221,001
     Transfers between
       geographic locations      $  31,142    $    --   $166,037       $(197,179)      $      --
     Income (loss) from
       operations                $     793    $    --   $  4,395       $     (62)      $   5,126

     Identifiable assets         $ 106,411    $    --   $ 37,228       $  (4,138)      $ 139,501

          Sales and transfers between geographic areas generally provide a profit after coverage of all manufacturing costs. Income from operations is total net revenues less operating expenses.

          The identifiable assets by geographic area are those assets used in the Company's operations in each area.

3.   SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                       September 30,
                                                      1996        1995
                                                     ------      ------
                                                       (In Thousands)
Accounts receivable:
      Accounts receivable                             $36,035    $58,488
      Less allowance for doubtful accounts             (5,694)    (2,835)
                                                      -------    -------
                                                      $30,341    $55,653
                                                      =======    =======
Inventories:
      Raw materials                                   $ 5,005    $22,258
      Work-in-process                                   4,481      8,564
      Finished goods                                    1,052      3,391
                                                      -------    -------
                                                      $10,538    $34,213
                                                      =======    =======
Accrued expenses and other liabilities:
      Accrued warranty                                $ 6,757    $ 5,676
      Co-op advertising/Market development funds        2,999      5,314
      Other                                             5,104      4,220
                                                      -------    -------
                                                      $14,860    $15,210
                                                      =======    =======

4.   BORROWINGS

          At September 30, 1996, the Company had a line of credit agreement with a financial institution, expiring January 31, 1997. Borrowings under the agreement bear interest at the highest "LIBOR" (London Interbank Offered
     Rate) rate during the month plus 4.825% (10.25% at September 30, 1996) and are subject to the higher of a minimum interest rate of 8% per annum or $10,000 of interest per month, regardless of borrowings. The total borrowings are limited to the lesser of $30 million or 75 percent of the Company's eligible accounts receivable and a compensating balance, included in cash and cash equivalents, of $282,000 is required on the loan. The Agreement places limitations on additional borrowings and payment of cash dividends. As of September 30, 1996, approximately $14.7 million of borrowings were outstanding and approximately $5.3 million was available for borrowing under the agreement.

          In March 1996, the Company entered into a loan agreement with a bank in Penang, Malaysia. The line of credit, which is denominated in Malaysian Ringgits, provides for a term loan equivalent to approximately $4.2 million and an overdraft facility of approximately $.8 million. The term loan is repayable in 120 monthly installments and bears interest at the rate of 1.0% over the bank's base lending rate (9.15% at September 30, 1996). Amounts drawn on the overdraft line are payable on demand. The line of credit is secured by factory buildings owned by SyQuest Technology (M) SDN BHD. The term loan is also covered by a corporate guarantee from SyQuest Technology, Inc. A compensating balance, included in short-term investments, of approximately $0.2 million is required on the loan. At September 30, 1996, there were approximately $3.6 million of borrowings outstanding under this term loan, and $0.5 million outstanding against the overdraft facility, bearing an interest rate of 9.15%.

          On May 29, 1996, the Company entered into a loan agreement based on inventories with the same bank in Penang, Malaysia and is due on demand. The agreement, which is denominated in Malaysian Ringgits, provides for borrowing equivalent to approximately $ 4.0 million and is due on demand. This loan is also secured by factory buildings owned by SyQuest Technology,
     (M) SDN BHD, and is covered by a corporate guarantee from SyQuest Technology, Inc. As of September 30, 1996 there were approximately $4.0 million of borrowings outstanding under this agreement at an interest rate of 8.275%.

          During fiscal 1996, the Company converted accounts payable and purchase commitments with certain suppliers to notes payable. The aggregate amount due on those notes as of September 30, 1996, was approximately $30.7 million. The notes are payable over six to thirty-six months and bear interest of 10%.

     On July 15, 1996, the Company issued a 6% Convertible Subordinated Debenture to a supplier in the amount of $7.7 million repayable in thirty-six (36) equal monthly installments. The debenture agreement allows the holder to convert up to $2,775,000 of the principal amount of the debenture into no more than 400,000 shares of the Company's Common Stock at the conversion price of $6.9375 per share. As of September 30, 1996, none of the principal of the debenture had been converted to Common Stock.

     Lines of credit, term loan and notes payable obligations consist of the following:

                                                                                       September 30,   September 30,
                                                                                           1996            1995
                                                                                       -------------   -------------
                                                                                              (In thousands)
BANK BORROWINGS
  Line of Credit, interest payable at the rate of highest LIBOR rate
    plus 4.825% (10.25% at September 30, 1996)                                          $14,729         $    --
  Line of Credit, principal and interest due on demand, interest
    rate 8.275%, secured by land and buildings                                            4,010              --
  Overdraft rider to term loan                                                              529              --
                                                                                        -------         -------
                Total bank borrowings                                                    19,268              --

LONG-TERM DEBT
  Term Loan, principal payments deferred until July 1997, interest
    rate 9.15% at September 30 1996; secured by land and buildings                        3,607              --
  Subordinated Debenture, $2,775,000 of principal can be converted
    to Common Stock                                                                       7,252              --
  Notes Payable to suppliers, principal and interest payable over
    six to thirty-six months, interest rate 10%                                          30,661              --
                                                                                        -------         -------
                Total long-term debt                                                     41,520              --
                                                                                        -------         -------
Total Debt                                                                               60,788              --
Less amounts due within one year                                                         39,817              --
                                                                                        -------         -------
Due after one year                                                                      $20,971         $    --
                                                                                        -------         -------

Future minimum payments on lines of credit, term loan and notes payable are as follows (in thousands):

 1997                                                                                                    $39,817
 1998                                                                                                     15,260
 1999                                                                                                      3,187
 2000                                                                                                        361
 2001                                                                                                        361
 Due after 2001                                                                                            1,802
                                                                                                         -------
 Total minimum payments                                                                                  $60,788
                                                                                                         =======

5.   INCOME TAXES

          The income tax provisions for fiscal 1996, 1995, and 1994 consist of the following:

                                                 1996       1995      1994
                                               --------   --------   -------
                                                      (In Thousands)
     FEDERAL:
        Current                                $(1,528)   $  (421)   $1,455
        Deferred                                 3,197     (2,578)       79
                                               -------    -------    ------
                                                 1,669     (2,999)    1,534
     STATE:
        Current                                     --        181       324
        Deferred                                 1,331       (928)     (279)
                                               -------    -------    ------
                                                 1,331       (747)       45
     FOREIGN:
        Current                                     --         25        18
                                               -------    -------    ------
     PROVISION (BENEFIT) FOR INCOME TAXES      $ 3,000    $(3,721)   $1,597
                                               =======    =======    ======


          Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse. The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                           September 30,    September 30
                                                                1996            1995
                                                           --------------   -------------
                                                                   (In Thousands)
DEFERRED TAX ASSETS
Credit carryforwards                                          $  1,894         $ 1,773
Receivable reserves                                              2,979             879
Warranty reserves                                                1,575           1,152
Inventory valuation reserve                                      7,142           7,668
Accrued expenses                                                 2,496           1,561
Depreciation of property, plant and equipment                      560              --
Domestic and foreign tax net operating losses                   38,997             728
Other                                                               --             221
                                                              --------         -------

Total deferred tax assets                                       55,643          13,982

Valuation allowance                                            (50,061)           (728)
                                                              --------         -------

Net deferred tax assets                                          5,582          13,254



     DEFERRED TAX LIABILITIES                                   (5,582)         (8,417)
     Unremitted income of foreign subsidiaries                      --            (309)
     Depreciation of property, plant and equipment            --------         -------

                                                                (5,582)         (8,726)
     Total deferred tax liabilities                           --------         -------

                                                              $     --         $ 4,528
     Net deferred tax assets                                  ========         =======

          Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of September 30, 1996 has been established to reflect these uncertainties. The September 30, 1995 valuation allowance was provided for deferred tax assets related to foreign net operating loss carryforwards.

          Approximately $702,000 of the deferred tax assets subject to the valuation allowance at September 30, 1996 relates to the tax benefit of stock option deductions. These benefits when realized, will be credited directly to stockholders' equity and will not reduce the provision for income taxes. The valuation allowance increased by $49,333,000 in fiscal 1996 and by $428,000 in fiscal 1995.

          The reconciliation of income taxes provided at the federal statutory rate to the income tax provision follows:

                                                               1996        1995      1994
                                                             ---------   --------   -------
                                                                     (In Thousands)
     Income taxes (benefit) computed at the federal
      statutory rate                                         $(46,610)   $(5,272)   $2,263
     State income taxes (benefit) net of federal
      income taxes effect                                          --       (511)       30
     Foreign losses for which no current tax benefit
      is recognizable                                           1,366         --        --
     Taxes provided on earnings of foreign subsidiaries
      previously considered to be permanently invested
      in non-US operations                                         --      1,768        --
     Benefit from net earnings of foreign subsidiaries
      considered to be permanently invested in non-
      US operations                                                --         --      (652)
     Utilization of tax credits                                    --       (566)     (227)
     Valuation allowance for deferred tax assets               48,244        427       300
     Other                                                         --        433      (117)
                                                             --------    -------    ------
                                                             $  3,000    $(3,721)   $1,597
                                                             ========    =======    ======

          Income taxes paid (refunded) were ($3,139,000), $1,600,000, and ($670,000), in fiscal 1996, 1995, and 1994, respectively.

          The Company's manufacturing operations in Singapore operated under a tax holiday that expired at the end of fiscal 1996. The tax holiday had no impact on the net loss in fiscal 1996 and 1995. The net impact of the tax holiday in fiscal 1994 was to increase net income by $518,130 ($0.04 per share). At September 30, 1996, the Company no longer had any manufacturing operations in Singapore.

          The Company has approximately $4,256,000 in foreign net operating loss carryforwards. These carryforwards will expire in fiscal 1999 through fiscal 2001.

          At September 30, 1996, the Company had federal net operating loss carryforwards of approximately $99,845,000. These carryforwards will expire in 2010 and 2011 if not utilized. The Company had state net operating loss carryforwards of approximately $30,000,000 that will expire in 2001 if not utilized. In addition, the Company had research and development tax credit carryforwards for federal and state tax purposes of approximately $1,212,000 and $400,000, respectively. The federal tax credit carryforwards will expire beginning in fiscal 2007 if not utilized. The Company anticipates that in fiscal 1997, it may experience a "change of ownership" for tax purposes that would result in an annual limitation on the utilization of domestic net operating loss and tax credit carryforwards in future periods. The limitation amount is determined at the point in time when the "ownership change" occurs.

6.   RESTRUCTURING CHARGES

          In the quarter ended March 31, 1996, the Company developed and began implementation of a plan to relocate the manufacturing capabilities in Singapore to Penang, Malaysia. The relocation was completed in the third quarter of fiscal 1996. The Company recorded a $3.6 million charge for direct costs related to exiting manufacturing facilities in Singapore. The charge consisted of $1.6 million for the write-off of leasehold improvements, $0.6 million for site closure and related costs and $1.4 million for staff severance and retrenchment. As of September 30, 1996, substantially all of these costs had been incurred, and no additional accrual was recorded.

          In the quarter ended June 30, 1996 the Company recorded a $1.9 million charge for restructuring costs associated with the consolidation and closure of several of its administrative support locations. Actual charge in the qurter ended September 30, 1996, were approximately $0.5 million associated with the write-off of fixed assets, $0.5 million of severance compensation, and $0.1 million for remaining lease obligations. As of September 30, 1996, the consolidation of one location was substantially complete, $0.8 million of the charge was reversed due to the Company's decision to continue operations at one of the locations, and $0.6 million remains accrued to cover remaining exit costs.

7.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

          In the quarter ended June 30, 1996 the Company issued 20,000 shares of 7% Cumulative Convertible Preferred Stock for approximately $19 million net of issuance costs. The Preferred Stock is convertible into Common Stock at the lesser of $11 per share or 77% of the average market price of the Common Stock on the five trading days prior to the conversion, which conversion price is subject to downward adjustment under certain circumstances. Rights relating to the Common Stock issuable upon conversion and certain shares were negotiated pursuant to Registration No. 333-7369. If the Common Stock is trading below $5 per share when the Preferred Stock converts, the Company may redeem the Preferred Stock at 130% of the original purchase price, except that the redemption price is reduced to 110% of the original purchase price to the extent that the original purchase price of the Preferred Stock being redeemed (plus one half the amount previously converted by the holders) exceeds $10 million. The Company must redeem all Preferred Shares which remain outstanding on May 31, 1999, at 100% of original purchase price in cash or, at the Company's option, in Common Stock. Should the Company's Common Stock no longer be listed on the Nasdaq National Market, Small Cap or Electronic Bulletin Board, the New York Stock Exchange or the American Stock Exchange, then the repurchase price is 130% of the original purchase price. Under certain circumstances, additional shares may be issued with any terms and without stockholder approval.

          The preferred stockholders are entitled to receive cash dividends at the rate of 7% of the stated value per annum. Dividends accrue from the date of issuance through and including the date that the shares are converted or redeemed. Dividends may be paid in cash or, at the Company's option, in common stock based on the average closing market price on the five trading days preceding the date of conversion.

          Holders of preferred shares have no voting rights. In the event of voluntary or involuntary liquidation, the holders of the preferred shares are entitled to receive in cash, before any amount is paid to holders of common stock, an amount equal to the stated value of preferred share, plus any accrued and unpaid dividends. As of September 30, 1996, 807 shares of Preferred Stock had been converted into 168,311 shares of common stock in accordance with the preferred stock agreement.

          As of September 30, 1996, warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $10.88 per share had been issued as partial compensation for value received in the placement of the Company's 7% Cumulative Convertible Preferred Stock. Those warrants are exercisable at the option of the holders on or before July 30, 1999.

8.   TREASURY STOCK

          In 1993, the Board of Directors authorized the Company to repurchase up to one million shares of the Company's Common Stock. In April 1994, the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of the Company's Common Stock. There were no treasury stock transactions during fiscal 1996. The Company acquired 100,000 and 625,000 shares of its Common Stock for approximately $1.2 million and $6.0 million through open market transactions during fiscal 1995 and 1994, respectively. The Company has acquired a total of 1,225,000 shares of its Common Stock as of September 30, 1996. These shares are held as treasury stock at September 30, 1996.

9.   STOCK OPTION PLANS AND COMMON STOCK RESERVED

          In 1991, the Company adopted the SyQuest Technology, Inc. 1991 Stock Option Plan (the "Plan") covering 3,403,524 shares of common stock for issuance under the Plan and assumed stock options currently outstanding under predecessor stock option plans. The Plan provides for the issuance of incentive stock options and non statutory stock options to officers, employees (including directors who are also employees), consultants, independent contractors and advisors to or of the Company or any parent, subsidiary or affiliate of the Company. Options granted under the Plan are granted at fair value on the date of grant and become exercisable within the times or upon the events determined by the Stock Option Committee as set forth in the grant and expire within ten years from the date of the grant. In 1995, the Company adopted an amendment to the Plan to increase the authorized number of shares for the plan to 4,428,524. On September 26, 1996, the shareholders approved an amendment to the Plan to increase the number of shares issuable under the Plan to 6,000,000. Other minor changes were made to the Plan to comply with changes in Rule 16B3 under the Securities and Exchange Act of 1934. These changes did not affect the terms of any existing options.

          In 1992, the Company adopted the 1992 Nonemployee Director Stock Option Plan (the "Director Plan") and reserved 150,000 shares of Common Stock for issuance. The Director Plan was amended in 1994 to increase the size of the annual option grants. The Board of Directors administers the Director Plan. In 1995, the Company adopted an amendment to the Nonemployee stock option plan to increase the authorized number of shares for the plan to 250,000. On September 26, 1996, the shareholders approved an amendment to the Director Plan to increase the authorized number of shares to 500,000. Options are granted at fair value on the grant date and options may only be granted to Directors who are not employees of the Company or its subsidiaries (Outside Directors). All option grants are automatic and nondiscretionary. After each annual meeting of stockholders at which directors are elected, reelected, or continuing as directors, each Outside Director shall be automatically granted an option or options.
     These options are to purchase such number of shares of Common Stock as necessary so that during each of the four immediately following twelve-month periods of July 1 through June 30, such Outside Directors will have stock options (including Company stock options granted under plans other than the Director Plan) which become exercisable with respect to a minimum of 10,000 shares during each such period. Prior to 1994 the minimum was 2,500 shares during each such period. On September 26, 1996, the stockholders approved a one-time grant of 30,000 options for each new Outside Director which were not counted in determining annual grants in the future. Other minor changes were made to the Director Plan to comply with changes in Rule 16 of the Securities and Exchange Commission Act of 1934. As of September 30, 1996, options to purchase 160,000 shares of common stock were outstanding under the Director plan.

          The following table summarizes stock option activity under the Plan and the Director Plan:

                                                                 Option Price
                                             -----------------------------------------------------
                                             Shares            Per Share (range)         Aggregate
                                             ------         -----------------------      ---------
                                                   (In Thousands, Except Per Share Amounts)
                                                                Low       High
                                                                ---       ----
Outstanding at September 30, 1993             1,999            $  .30    $28.25           $ 17,433
     Granted                                    750              9.00     11.63              7,189
     Exercised                                  (88)              .30     18.00               (497)
     Canceled                                  (360)             1.25     28.25             (5,948)
                                             ------            ------    ------           --------
Outstanding at September 30, 1994             2,301               .30     27.25             18,177
                                             ------            ------    ------           --------
     Granted                                    833             11.50     16.75             11,865
     Exercised                                 (502)              .30     12.50             (2,933)
     Canceled                                  (431)             7.50     27.25             (6,176)
                                             ------            ------    ------           --------
Outstanding at September 30, 1995             2,201               .30     24.25             20,933
                                             ------            ------    ------           --------
     Granted                                  2,247              4.94     11.38             13,877
     Exercised                                 (386)              .30     12.50             (1,421)
     Canceled                                (1,306)              .30     24.25            (12,923)
                                             ------            ------    ------           --------
Outstanding at September 30, 1996             2,756            $  .30    $24.25           $ 20,466
                                             ======            ======    ======           ========

          At September 30, 1996, options to purchase 627,538 shares were exercisable, and 1,813,926 shares were available for grant.

          The following table summarizes shares of Common Stock reserved for future issuance by the Company under the Company's stock option and purchase plans as of September 30, 1996:

     1991 stock option plan                                   4,070,232
     Director stock option plan                                 500,000
       Shares reserved for conversion of preferred stock      4,020,318
       Shares reserved for conversion of warrants               100,000
     Employee stock purchase plan                               203,133
                                                              ---------
                                                              8,893,683
                                                              =========

10.  EMPLOYEE STOCK PURCHASE PLAN

          In 1992, the Company adopted the 1992 Employee Stock Purchase Plan (the "Purchase Plan"), and 500,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended.

          The Purchase Plan is implemented by a single offering for each six-month period commencing on approximately February 1 and August 1 of each year. The Purchase Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock as of the first day or as of the last day of each offering period. As of September 30, 1996, 296,867 shares of common stock had been issued under the Purchase Plan.

11.  BONUS, PROFIT SHARING AND 401(K) SAVINGS AND RETIREMENT PLANS

          The Company has bonus and profit sharing plans that provide additional compensation to substantially all employees. The profit sharing compensation is determined on an annual basis based principally on a percentage of income after taxes, before profit sharing, and the Company meeting certain objectives for the year. Bonuses for officers and key management personnel are determined annually at the discretion of the Board of Directors. Such determination considers the extent to which individuals and the Company meet objectives for the year. The Company did not incur bonus or profit sharing expenses in 1996 or 1995. The Company recorded bonus and profit sharing expenses of $455,000 in 1994.

          The Company adopted a 401(k) Savings and Retirement Plan (the "Savings Plan") to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company has the option of matching a certain percent of each participant's contribution to the Savings Plan. The Company's maximum contribution per participant was limited to $1,000 in 1996 and 1995 and $500 in 1994. The Company made matching contributions of $254,000, $242,000 and $135,000 in 1996, 1995, and 1994, respectively.

12.  COMMITMENTS

          The Company leases its United States facilities under noncancelable operating lease agreements. These leases terminate through 2001, and certain leases include five-year renewal options as well as provisions for adjustments to lease payments based on the fair market value of similar properties. The Company leases its Singapore facility under noncancelable lease agreements expiring in 1997. The Company leases its facilities in Amsterdam, Netherlands under a noncancelable lease agreement expiring in 2000. The Company is in the process of assigning that lease, and expects the assignment to be completed no later than the second quarter of fiscal 1997. Notwithstanding the anticipated assignment, the future lease payments for the Amsterdam facility have been included in the commitments schedule below.

          Total rent expense amounted to $2,507,000, $3,250,000, and $3,001,000 for 1996, 1995, and 1994, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

     1997                             $2,445
     1998                              2,230
     1999                              1,425
     2000                                197
     2001                                 13
                                      ------
     Total minimum lease payments     $6,310
                                      ======

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended
                                        -------------------------------------------------
                                              (in thousands, except per share data)
                                         Dec. 31,    March 31,     June 30,    Sept. 30,
                                           1995         1996         1996         1996
                                        ----------   ----------   ----------   ----------

     Net revenues                        $ 78,667     $ 47,445     $ 29,459     $ 44,836
     Gross profit (loss)                   (9,262)     (25,391)     (23,699)      10,066
     Income (loss) from operations        (30,886)     (50,702)     (41,604)      (7,484)
     Net income (loss)                    (33,801)     (51,105)     (41,317)     (10,428)

     Net income (loss) per share         $  (2.98)    $  (4.49)    $  (3.61)    $  (1.29)

                                         Dec. 31,     March 31,    June 30,     Sept. 30,
                                             1994         1995         1995         1995
                                         --------     --------     --------     --------
     Net revenues                        $ 65,892     $ 76,490     $ 68,787     $ 88,375
     Gross profit (loss)                   15,927       21,460       18,427       (4,767)
     Income (loss) from operations          2,088        4,695        1,355      (25,247)
     Net Income (loss)                      1,923        3,686        1,711      (19,106)

     Net income (loss) per share         $   0.16     $   0.31     $   0.15     $  (1.70)

14.  LITIGATION

          The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al.
                                           ---------------------------------
     (filed April 2, 1996) and Bellezza, et al. v. Iftikar, et al. (filed May
                               -----------------------------------
     24, been brought in the United States District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. Plaintiffs have petitioned the Court to consolidate the foregoing complaints into one consolidated action. That request, as well as other procedural matters which arose during a July 18, 1996, case management conference, is under consideration. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through material misrepresentations and omissions. The third suit is a purported class action entitled Gary S. Kaufman v. SyQuest Technology Inc.,
                                     -------------------------------------------
     et al. was filed on March 25, 1996, in the Superior Court of the State of
     ------
     California for the County of Alameda (the "Kaufman Lawsuit"). Certain current and former executive officers and directors of the Company are also named as defendants in the Kaufman Lawsuit. The plaintiffs in the Kaufman Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between May 2, 1995, and February 2, 1996. The Kaufman Lawsuit alleges that defendants violated various California laws through material misrepresentations and omissions. Unspecified damages are sought. The fourth purported class action entitled Ravens, et al. v.
                                                         -----------------
     Iftikar, et al., was filed on October 11, 1996 in the Superior Court of the
     ---------------
     State of California for the County of Alameda (the "Ravens Lawsuit"). The Ravens Lawsuit alleges that the Company and certain of its former officers and directors violated various California laws through material representations and omissions between October 21, 1994 and February 2, 1996, and is purportedly brought on behalf of persons who purchased stock during that period. Unspecified damages are sought. The Ravens Lawsuit has been consolidated with the Kaufman Lawsuit. Plaintiffs are preparing a consolidated complaint. The Company intends to defend the cases vigorously.

          The Company has certain insurance coverage with respect to the above claims, however, the amount of any ultimate claims on these actions and related insurance coverage is not presently determinable.

          On May 14, 1996, the Company was served with a shareholder's derivative action filed in Alameda County, California, Superior Court entitled John Nitti, et al. v. Syed Iftikar, et al. On July 22, 1996,
              ------------------------------------------
     plaintiffs filed an amended complaint. The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. The Company intends to defend this case vigorously.

          The Company has filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement, and though it did not obtain the temporary injunction sought against Nomai prohibiting the sale and distribution of Nomai's 200 megabyte cartridges, the underlying suit continues. The Company has also initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. The arbitration process began in May 1995, in San Jose, California.

          A third party has notified the Company that it believes the Company infringes on six U.S. patents. It is the Company's belief that the claims are without merit or that the infringement claims related to component parts purchased from vendors. The Company also believes that in the event the third party prevails on its claims, the Company will be indemnified by its vendor for any liability arising from the alleged infringements and that this matter will not have a material adverse effect upon its financial condition or results of operations.

          From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. Other than set forth above, the Company is not engaged in any legal proceedings as of the date hereof which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.

15.  SUBSEQUENT EVENTS

          Between October 1, 1996 and October 31, 1996, the Company exchanged approximately $9.2 million of notes payable held by creditors for 1,504,000 shares of Common Stock and associated registration rights.

          On October 8, 1996, the Company issued 5,500 shares of its Convertible Preferred Stock, Series 1, $.001 par value per share at a price of $1,000 per share, to certain accredited investors. Net proceeds to the Company were approximately $5,225,000. The Convertible Preferred Stock is convertible into Common Stock at the option of the holders at any time after December 15, 1996.

          The Convertible Preferred Stock is convertible into a number of Common Stock equal to $1,000 plus $50 for each year between October 25, 1996, and the conversion date, divided by a conversion price which is the lesser of $6.50 per share or 85% of the average closing market price of the Common Stock on the five trading days preceding the date of conversion. The Convertible Preferred Stock cannot be converted if the converting holder and its respective affiliates would beneficially own more than 4.9% of the Company's Common Stock at the time of conversion. Any Convertible Preferred Stock outstanding on October 31, 1998 will automatically convert to Common Stock on that date. In the event of liquidation, the holders of the Convertible Preferred Stock receive their Stated Value before the holders of Common Stock receive any cash or assets on liquidation. If the Company consolidates, merges or reclassifies its outstanding Common Stock, the holders of the Convertible Preferred Stock are entitled to receive the greater of their share of any consideration on an as-converted basis, or $1,250 per share of the Convertible Preferred Stock. The Convertible Preferred Stock is nonvoting, except as required by law. The holders of the Convertible Preferred Stock are not entitled to dividends. The Company also has certain redemption rights.

          The Company has filed a registration statement covering resale of shares of Common Stock issuable in connection with such conversions, and will make its best efforts to have the registration statement declared effective with respect to certain holders of the Convertible Preferred Stock no later than January 9, 1997, or with respect to other holders, no later than other subsequent dates. If the registration statement is not effective by such dates, or if sales cannot be made pursuant to the registration statement at any time after such dates, the conversion percentage shall be reduced 3% per month (prorated on a daily basis) and the fixed conversion price shall be reduced by $0.195 per month (prorated on a daily basis) for each month of delayed effectiveness or inability to sell.

          In accordance with the preferred stock agreement, the proceeds were placed in an escrow account. Terms of the escrow agreement require that the funds be used only for specific purposes and require that only certain of the Company's officers may request withdrawals and must certify that usage is in accordance with the escrow agreement.

          On October 8, 1996, the Company issued 24,500 shares of its 5% Cumulative Convertible Preferred Stock, Series 2, $.001 par value per share at a price of $1,000 per share to certain accredited investors. Net proceeds to the Company were approximately $23,275,000. The Convertible Preferred Stock is convertible into Common Stock at the option of the holders, any time after December 15, 1996.

          The Series 2 Preferred Stock is convertible to Common Stock at a conversion price which is the lesser of $6.50 per share or 85% of the average market price of the Common Stock on the five trading days prior to conversion. The Convertible Preferred Stock cannot be converted if the converting holder and its respective affiliates would beneficially own more than 4.9% of the Company's Common Stock at the time of conversion. In the event of liquidation, the holders of the Convertible Preferred Stock receive their original purchase price plus any accrued but unpaid dividends, before the holders of Common Stock receive any cash or assets on liquidation. If the Company consolidates, merges or reclassifies its outstanding Common Stock, the holders of the Convertible Preferred Stock are entitled to receive their share of consideration on an as-converted basis. The Convertible Preferred Stock is nonvoting, except as required by law. Dividends accrue on the Series 2 Preferred stock at an annual rate of 5%. Such dividends are payable quarterly in cash or stock, at the Company's option. The Company also has certain redemption rights.

          The Company has filed a registration statement covering shares of Common Stock issuable in connection with the conversion of, or payable as dividends upon, the Convertible Preferred Stock and will make its best efforts to have the registration statement declared effective with respect to certain holders of the 5% Cumulative Convertible Preferred Stock no later than January 9, 1997, or with respect to other holders, no later than other subsequent dates. If the registration statement is not effective by such dates, or if sales cannot be made pursuant to the registration statement at any time after such dates, the conversion percentage and the fixed conversion rate shall be reduced at the rate of three percentage points per month (prorated on a daily basis) of delayed effectiveness or inability to sell.

          In accordance with the preferred stock agreement, the proceeds were placed in an escrow account. Terms of the escrow agreement require that the funds be used only for specific purposes and require that only certain of the Company's officers may request withdrawals and must certify that usage is in accordance with the escrow agreement.

               On November 13, 1996, the Company issued 1,500,000 shares of common stock, par value $.001 per share, at a price of $5.6875 to a company (the "Purchaser"). Net proceeds to the Company were $8,531,300. At the same time, the Company also granted the Purchaser a warrant to purchase additional shares of common stock at the same price per share. The number of Warrant Shares available for purchase will not be less than 375,000 or more than 1,875,000. The Warrant will expire November 13, 2001.


ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1997 ("Proxy Statement"), to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this Item is incorporated by reference to the Proxy Statement to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this Item is incorporated by reference to the Proxy Statement to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item is incorporated by reference to the Proxy Statement to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)  The following documents are filed as a part of this Report:

                    (1)  Financial Statements.  The following Consolidated
                         --------------------
                         Financial Statements of SyQuest Technology, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

                                                                                                         Page
                                                                                                         ----
                         Report of Ernst & Young LLP, Independent Auditors                                34

                         Consolidated Balance Sheets - September 30 1996 and 1995                         35

                         Consolidated Statements of Operations - Years Ended September 30,
                         1996, 1995, and 1994                                                             36

                         Consolidated Statements of Stockholders' Equity (Deficit)  -- Years Ended
                         September 30, 1996,1995, and 1994                                                37

                         Consolidated Statements of Cash Flows -- Years Ended
                         September 30, 1996, 1995 and 1994                                                38

                         Notes to Consolidated Financial Statements                                       40

                    (2)  Financial Statement Schedule.  The following
                         ----------------------------
                         consolidated financial statement schedule of the Company and subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SyQuest Technology, Inc. and subsidiaries.

 Schedule                                        Page
 --------                                        ----
 VIII - Valuation and Qualifying Accounts          62

               Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3)
--------------------------------------------------------------------------------
                                   EXHIBITS

Exhibit
Number                      Description of Document
--------------------------------------------------------------------------------
     3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 1995.

     3.2 Amendment to Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Form S-3 Registration Statement filed December 2, 1996 (File No. 333-17119), as amended and to be amended.

     3.3 By-Laws of the Company. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     4.1 Specimen stock certificate, $.001 par value. Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on December 10, 1991.

     4.2 Corrected Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock, Series 1. Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 14, 1996.

     4.3 Securities Purchase Agreement, dated as of May 31, 1996, by and among the Company and holders of 7% Cumulative Convertible Preferred Stock, Series 1. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 14, 1996.

     4.4 Registration Rights Agreement dated as of May 31, 1996, by and among the Company and holders of 7% Cumulative Convertible Preferred Stock, Series 1. Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 14, 1996.

     4.5 6% Convertible Subordinated Debenture dated July 15, 1996. Incorporated by reference to Exhibit 10.3 of the Company's Form S-3 Registration Statement No. 333-7369 ("Registration 333-7369").

     4.6 Registration Agreement dated July 15, 1996, among the Company and WISRS (Malaysia) SDN.BMP. Incorporated by reference to Exhibit 10.4 of Registration 333-7369.

     4.7 Certificate of Designations, Preferences and Rights of Convertible Preferred Stock, Series 1, as amended and agreed to be amended. Incorporated by Reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

     4.8 Certificate of Designations, Preferences and Rights of 5% Cumulative Preferred Stock, Series 2. Incorporated by Reference to Exhibit 3.2 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

     4.9 Securities Purchase Agreement dated as of October 8, 1996, among the Company and the buyers of the Convertible Preferred Stock, Series 1 including the following exhibits: Form of Warrant, Form of Registration Rights Agreement, Form of Escrow Agreement and certain Schedules to the representations. Incorporated by Reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.10 Securities Purchase Agreement dated as of October 8, 1996, among the Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant, Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to
               Exhibit 10.2 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.11 Securities Purchase Agreement dated as of October 8, 1996, among the Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant, Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to
               Exhibit 10.3 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.12 Securities Purchase Agreement dated as of October 8, 1996, among the Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant, Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to
               Exhibit 10.4 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.13 Securities Purchase Agreement dated as of October 8, 1996, among the Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant, Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to
               Exhibit 10.5 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.14 Securities Purchase Agreement dated as of September 27, 1996, between the Company and Atmel Corporation, including the exhibit Form of Registration Rights Agreement. Incorporated by Reference to Exhibit 10.6 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.15 Securities Purchase Agreement dated as of October 18, 1996, between the Company and Petronic International, Inc., including the exhibit Form of Registration Rights Agreement. Incorporated by Reference to Exhibit 10.7 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.16 Securities Purchase Agreement dated as of October 24, 1996, between the Company and SAE Magnetics (HK) Ltd., including the exhibit Form of Registration Rights Agreement. Incorporated by Reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.17 Securities Purchase Agreement dated as of October 25, 1996, between the Company and Freight Solutions International, including the exhibit Form of Registration Rights Agreement. Incorporated by Reference to Exhibit 10.9 to the Company's Current Report on Form 8-K/A dated October 31, 1996.

      4.18 Subscription Agreement dated November 12, 1996, between SyQuest Technology, Inc. and Fletcher International Limited, including the Annex Warrant Certificate issued November 13, 1996.

     10.1 Form of Indemnification Agreement between the Company and its directors*. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     10.2 Form of Indemnification Agreement between the Company and its executive officers*. Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on December 10, 1991.

     10.3 Industrial Space Lease dated May 15, 1990, between SyQuest Technology and Renco Investment Company covering property located at 47100 Bayside Parkway in Fremont, California, with other documents related thereto. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     10.4 Industrial Space Lease dated July 30, 1991, between SyQuest Technology and Renco Investment Company covering property located at Building #47, Bayside Parkway in Fremont, California with other documents related thereto. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed with on November 9, 1991.

     10.5 Tenancy of Flatted Factory Unit dated July 18, 1990, between SyQuest Technology (c) and Jurong Town Corporation covering property located at 30 Kallang Place, Singapore. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     10.6 Tenancy of Flatted Factory Unit dated June 26, 1991, between SyQuest Technology International and Jurong Town Corporation covering property located at 19 Kallang Avenue, Singapore. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     10.7 Revolving Credit Agreement dated January 1, 1991, among SyQuest Technology, First Interstate Bank of California and Silicon Valley Bank, together with First Amendment related thereto. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     10.8 Product License Agreement dated April 1, 1990, between SyQuest Technology and PrairieTek Corporation. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     10.9 SyQuest Technology, Inc. 1991 Stock Option Plan, as amended*. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.10 Form of Stock Option Grant for SyQuest Technology, Inc 1991 Stock Option Plan*. Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-46460) filed on March 18, 1992.

     10.11 Policy Regarding Options and Cash Bonuses to be Awarded to Employees of Iota Memories Corporation*. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     10.12 1992 Non-Employee Director Stock Option Plan, as amended*. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.13 1992 Employee Stock Purchase Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-48273) filed on June 9, 1992.

     10.14 Credit Agreement dated January 17, 1992, among the Company and Silicon Valley Bank and First National Bank of Boston. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-47361) filed on April 21, 1992.

     10.15 Bonus Arrangements for Executive Officers*. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 1995.

     10.16 Amendment No. 2 to Credit Agreement made as of June 10, 1993, among the Company, Silicon Valley Bank and First National Bank of Boston. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     10.17 Line of Credit Agreement dated February 28, 1995, with Silicon Valley Bank, and Amendment No. 1 thereto. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.18 Line of Credit Agreement with Bank of America. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.19 Amendment No. 2 to Silicon Valley Bank Credit Agreement and Limited Waiver dated November 21, 1995. Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1995.

     10.20 Amendment No. 3 to Silicon Valley Bank Credit Agreement and Limited Waiver dated December 27, 1995. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 1995.

     11.1      Computation of Earnings Per Share.

     21.1 Subsidiaries of the Company. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     22.1 Published Report Regarding Special Stockholders Meeting on September 26, 1996. Incorporated by reference to the Company's Current Report on Form 8-K/A dated October 31, 1996.

     23.1      Consent of Ernst & Young LLP.

     27        Financial Data Schedule.

* A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

     (b)  Reports on Form 8-K:

          A current report on Form 8-K, dated December 2, 1996, was filed by the Company reporting under Item 5 the Filing of a Registration Statement on Form S-3.

          A current report on Form 8-K, dated November 25, 1996, was filed by the Company reporting under Item 5 the Company's discontinuation of plans to acquire a controlling interest in Nomai.

          A current report on Form 8-K, dated November 11, 1996, was filed by the Company reporting under Item 5 the continuation of the Company's Nasdaq National Market listing and the execution of a Letter of Intent to acquire a controlling interest in Nomai, and under Item 9 the sale by the Company of equity securities pursuant to Regulation S.

          A current report on Form 8-K, dated October 31, 1996, and an amendment thereto were filed by the Company reporting under Item 5 the results of the Company's Special Meeting of Stockholders held September 26, 1996, the Company's filing with Nasdaq of a pro forma balance sheet evidencing the Company's compliance with the listing requirements of the Nasdaq National Market, and the Company's exchange of debt for equity with certain vendors, sale of Convertible Preferred Stock, Series 1 and sale of 5% Cumulative Convertible Preferred Stock, Series 2 and related warrants.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYQUEST TECHNOLOGY, INC.


                                       By: /s/Edwin L. Harper
                                           ________________________________
                                           Edwin L. Harper
                                           President and Chief Executive Officer



 Dated:  December 27, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                     Title                            Date
      ----------                                    -----                            -----


/s/ Edwin L. Harper               President, Chief Executive Officer           December 27, 1996
----------------------            and Director (Principal Executive Officer)
Edwin L. Harper

/s/ Henry C. Montgomery           Executive Vice President, Finance and        December 27, 1996
----------------------            Chief Financial Officer
Henry C. Montgomery

/s/ Edward L. Marinaro            Director and Chairman of the Board           December 27, 1996
----------------------
Edward L. Marinaro

/s/ Joseph Baia                   Director                                     December 27, 1996
----------------------
Joseph Baia

/s/ David I. Caplan               Director                                     December 27, 1996
----------------------
David I. Caplan

/s/ Donald P. Landry              Controller                                   December 27, 1996
----------------------
Donald P. Landry

                           SYQUEST TECHNOLOGY, INC.
              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at        Additions                       Balance at
                                       Beginning      Charged to Costs                    End of
             Description               of Period        and Expenses      Deductions      Period
             -----------               ---------      ----------------    ----------     ----------
                                                               (In thousands)

 Year Ended September 30, 1996:
   Allowance for doubtful accounts       $2,835         $5,839             $(2,980)/(1)/    $5,694
 Year Ended September 30, 1995:
   Allowance for doubtful accounts       $3,574         $2,008             $(2,747)/(1)/    $2,835
 Year Ended September 30, 1994:
   Allowance for doubtful accounts       $2,003         $3,151             $(1,580)/(1)/    $3,574



---------------------
 (1) Represents uncollectable accounts written off.

62