Form 10-K/A
period 1996-09-30
SYQUEST TECHNOLOGY INC
filed 1997-01-28
CIK 880865

                                                     Page 1 of 14 Pages


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                  FORM 10-K/A
                                AMENDMENT NO. 1
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended September 30, 1996

                                      OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number:0-19674

                           SyQuest Technology, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                                               94-2793941
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                _______________

               47071 Bayside Parkway, Fremont, California  94538
             (Address of principal executive offices)  (Zip Code)

                                 (510) 226-4000
              (Registrant's telephone number, including area code)

                                ______________

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

                           Yes  X            No_____
                               ---

  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of Common Stock on November 30, 1996, as reported by Nasdaq, was approximately

$78,663,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


  The number of outstanding shares of the registrant's Common Stock on November 30, 1996, was 15,830,753.


DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  The Company's By-Laws provide that the number of directors shall not be less than five nor more than nine, and the exact number of directors is currently fixed at five. Directors will continue in office until the Annual Meeting of Stockholders in 1997 and until their successors are elected and qualified. The following sets forth certain information concerning the current directors:

  JOSEPH BAIA, age 65, has been Vice President of Operations at Indigita Corporation since September 1996. From September of 1995 to September of 1996, Mr. Baia was an independent consultant in the area of operations and management. From 1994 to September of 1995, Mr. Baia was a consultant to Q Logic Corporation acting in the capacity of Vice President of Manufacturing and Quality. From 1988 to 1993, Mr Baia was President of Manufacturing Concepts and Technologies, Inc., a consulting firm.

  DAVID I. CAPLAN, age 67, has been Chairman, President and Chief Executive Officer of Objectivity, a software company, since 1992 and has been a director of the Company since 1987. From 1988 to 1993, Mr. Caplan operated his own management and technical consulting business for client companies in the computer, computer peripheral products and software industries. During that time, he served as Chief Executive Officer of several private companies on a part-time basis.

  EDWIN L. HARPER, age 52, joined the Company as President in May of 1996 and has served as both President and Chief Executive Officer of the Company since June 1996. Prior to joining the Company, from May 1993 to April 1995, Mr. Harper was President and Chief Executive.

 Officer of Combyte, Inc., a manufacturer of storage products. Mr. Harper was employed by Colorado Memory Systems, Inc., a manufacturer of tape storage products, in various capacities from 1988 to 1993, including as President and Chief Executive Officer immediately prior to his departure. Mr. Harper serves on the Board of Directors of McAfee Associates, Inc. and Apex PC Solutions, Inc.

  C. RICHARD KRAMLICH, age 61, has been the Managing General Partner of New Enterprise Associates, a venture capital firm, since 1978 and has been a director of the Company since 1983. Mr. Kramlich is also a General Partner of four affiliated venture capital investment funds. Mr. Kramlich serves on the Board of Directors of Chalone, Inc., Sierra Monitor Corporation, Silicon Graphics, Inc., Lumisys, Inc., Ascent Communications, Inc., Macromedia, Inc., and Graphix Zone, Inc.


  EDWARD L. MARINARO, age 58, has been Chairman of the Board of the Company since May 1996 and has been a director since February 1996. From January 1996 through August 1996, Mr. Marinaro served as Vice Chairman of the Board of Directors for Network Computing Devices ("NCD") and served as President and Chief Executive Officer of NCD from September 1994 to January 1996. Prior to that, from October 1989 to September 1994, he served as Director and Executive Consultant to a number of companies, such as World Wide Technology, an synchronous hardware and software products company; Computone Corporation, an synchronous communication products company; and Radius Corporation, a manufacturer of personal computer monitors, video graphic and multimedia products. From June 1988 to October 1989, Mr. Marinaro was President and Chief Operating Officer of Cipher Data Products, a tape storage company. Prior to that, he held various management positions at Western Digital Corporation, Memorex Corporation, Digital Corporation and IBM.

BOARD MEETINGS AND COMMITTEES

          The Board of Directors of the Company held a total of sixteen meetings during fiscal 1996, and no director attended fewer than seventy-five percent of the meetings of the Board of Directors and committees thereof, if any, on which such director served and which meetings were held during the period that such person served on the Board or such committee. The Board of Directors has an Audit Committee, a Stock Option Committee, a Compensation Committee and a Human Resources Committee.

  The Audit Committee, which consists of Messrs. Kramlich and Caplan, met two times during fiscal 1996. The Audit Committee makes recommendations to the Board of Directors concerning the employment of independent accountants, the audited and unaudited financial statements of the Company and the Company's financial and accounting controls and systems.

  The Stock Option Committee, which consists of Messrs. Kramlich and Caplan, met four times during fiscal 1996. This committee administers the Company's 1991 Stock Option Plan and authorizes the grant of options thereunder.

  The Compensation Committee, which consists of Messrs. Kramlich and Caplan, met four times during fiscal 1996. This committee administers the Company's 1992 Employee Stock

Purchase Plan and reviews proposals and makes recommendations to the Board of Directors concerning corporate compensation and benefits.

  The Human Resources Committee, which consists of Messrs. Kramlich and Caplan, met four times during fiscal 1996. This committee reviews and makes recommendations to the Board of Directors concerning matters involving employees of the Company (other than matters within the authority of the Compensation Committee or the Stock Option Committee), including incentive programs generally, management methods, employee review procedures, termination and disciplinary matters, plant security, employee attitudes, prerequisite programs, and officer status changes.

  The Board of Directors has no nominating committee or any other committee performing a similar function.

Other Executive Officers
------------------------

  The following are additional executive officers of the Company. All executive officers serve at the discretion of the Board of Directors, subject to the terms of any employment agreements:

  CHESTER A. BROWN, Jr. age 58, was named Executive Vice President, Sales and Marketing of the Company in February 1996. Prior to joining the Company, from April 1994 to December 1995, he served as President and CEO of Cubic Memory Incorporated, a direct random access memory array manufacturer. From February 1993 to April 1994, Mr. Brown was Vice President of Marketing and Operations of Q Logic Corporation, a fast input/output semiconductor company. Mr Brown has served as a member of the board of directors of Prisma Devices, Inc., a high end video semiconductor company, from January 1990 until the present.

  HENRY J. MONTGOMERY, age 60, joined the Company as its Chief Financial Officer of the Company and Executive Vice President, Finance in November 1996. Prior to joining the Company, from September 1995 to November 1996, Mr. Montgomery served as President and CEO for New Media Corporation, a privately held company which provides PCMCIA products for the computer industry. Since 1986 Mr. Montgomery has served as Founder and Chairman of Montgomery Financial Services Corporation and its predecessor firm, a private management consulting financial and accounting services company. Mr. Montgomery has served on the board of directors of Swift Energy Company, a public oil and gas company since 1987. Previously he served on the board of directors of Catalyst Semiconductor, Inc. (1989-1995) and Southwall Technologies, Inc. (1972-1995).

  DALE W. PILGERAM, age 53, was named Vice President and Chief Technical Officer of the Company in March 1996. Before joining the Company, from March 1994 to February 1996, Mr. Pilgeram was employed as a consultant with the consulting firm of Time to Market Solutions. From August 1992 to February 1994, Mr. Pilgeram was Vice President of the Open Systems Storage Business Unit at IBM and served as Vice President of Storage Products Development at IBM from 1989 to 1991.

  JOSEPH B. SMITH, age 55, was named Executive Vice President, Global Operations of the Company in September 1996. Previously, Mr. Smith was vice president of operations at Western Digital Corporation, a disk drive manufacturer, from January 1987 until his retirement in July 1993.

  THOMAS C. TOKOS, age 44, joined the Company in December 1996 as Vice President, General Counsel and Secretary. From 1994 until joining the Company, Mr. Tokos was Assistant General Counsel and Assistant Secretary of VLSI Technology, Inc., a semiconductor manufacturer. Mr. Tokos was a partner in the corporate law firm of Keck, Mahin & Cate from March of 1993 to September 1994 and was associated with the corporate law firm of Shearman & Sterling from 1988 to 1993.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Form 3 for director Joseph Baia, who became a director in fiscal 1996, was not filed until October 30, 1996. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all of its other executive officers and directors complied with applicable filing requirements during the fiscal year ended September 30, 1996.

ITEM 11.  EXECUTIVE COMPENSATION
GENERAL

  Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1996, 1995, and 1994 of the Chief Executive Office of the Company and the four other most highly compensated executive officers with the Company at the year ended September 30, 1996, along with information for the two most highly compensated executive officers employed by the Company during fiscal 1996 that are no longer with the Company (collectively the "Named Executive Officers"). Compensation information is only included for those years during which the named individual served as an executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                     Long Term       All Other
                                                                   Compensation    Compensation
                                           Annual Compensation        Awards            ($)
                                         ------------------------  -------------  ----------------
                                                                     Number of
                                                                      Shares
                                                                    Underlying
                                Fiscal                               Options
 Name and Principal Positions   Year      Salary ($)    Bonus ($)    Granted
------------------------------  ----     -------------  ---------    -------
Edwin L. Harper                 1996      113,665 (1)        0       390,000         10,000 (2)
  President and Chief
   Executive Officer

Edward L. Marinaro              1996      116,446 (3)        0       390,000          8,500 (4)
  Chairman of the Board

Chester Brown                   1996      161,267            0       100,000          1,000 (5)
  Executive Vice President
   of Sales and Marketing

Dale Pilgeram                   1996      149,927 (6)        0       100,000          1,000 (7)
  Vice President,
  Chief Technical Officer

Syed H. Iftikar                 1996      314,765 (8)        0        20,000          1,000 (9)
  Chairman of the Board,        1995      320,811            0             0          1,000 (9)
   President and Chief          1994      319,992            0        45,000            500 (9)
   Executive Officer

Michael J. Perez (10)           1996       16,538            0             -        186,747 (11)
  Senior Vice President--       1995      215,543            0             0              0
   Finance, Chief Financial     1994      203,342            0             0              0
   Officer

Robert E. Lyon (12)             1996      183,117            0         9,750              -
  Vice President, Human         1995      127,778            0        30,000              0
   Resources



_______________
(1) Joined the Company in May 1996, Fiscal 1996 salary includes $29,423, deferred until fiscal 1997 at Mr. Harper's election. Such deferred compensation accrues interest at ten percent per annum, compounded quarterly.
(2)  Represents moving expenses.
(3) Joined the Company in May 1996, Fiscal 1996 salary includes $29,423, deferred until fiscal 1997 at Mr. Marinaro's election. Such deferred compensation accrues interest at ten percent per annum, compounded quarterly,
(4) Represents the Company's maximum contribution to Mr. Marinaro's 401(k) plan ($1,000), plus $7,500 paid to Mr. Marinaro for his attendance at meetings of the Board of Directors before he became Chairman of the Board.
(5)  Represents the Company's maximum contribution to Mr. Brown's 401(k) plan.
(6) Includes $10,000 paid to Mr. Pilgeram as a private contractor prior to his employment with the Company.
(7) Represents the Company's maximum contribution to Mr. Pilgeram's 401(k) plan.
(8)  Left the Company in July 1996.
(9) Represents the Company's maximum contribution to Mr. Iftikar's 401(k) plan.
(10) Left the Company in October 1995.
(11) Represents severance compensation paid upon departure from the Company.
(12) Left the Company in August 1996.

  The following table sets forth information with respect to each grant of options to purchase the Company's Common Stock made during the last fiscal year to each of the Named Executive Officers named in the Summary Compensation Table.

                       OPTION GRANTS IN FISCAL YEAR 1996

                                   Individual Grants
                 --------------------------------------------------------
                                                                         Potential Realizable Value
                                % of Total                               at Assumed Annual Rates
                   No. of        Options                                      of Stock Price
                 Securities     Granted to   Exercise                         Appreciation
                 Underlying     Employees    or Base                        for Option Term(3)
                  Options       in Fiscal    Price (2)     Expiration    --------------------------
     Name        Granted(1)        Year     ($/Shares)        Date            5%             10%
     -----       ----------     ----------  ---------       ----------     -------       ---------
Edwin Harper        390,000(4)   22.2566      4.9380         05/13/01      532,069       1,175,733

Ed Marinaro           5,000       0.2853      6.7180         02/28/03       18,297          38,269
                    385,000(5)   21.9704      4.9380         05/13/01      525,249       1,160,667

Chester Brown        60,000(4)    3.4241      7.3750         02/28/01      122,255         270,151
                     40,000(4)    2.2827      4.9380         05/13/01       54,572         120,588

Dale Pilgeram        40,000(4)    2.2827      7.0000         02/28/01       81,503         180,100
                     21,260(4)    1.2132      7.3750         05/13/01       29,005          64,092
                     38,740(4)    2.2108      4.9380         05/13/01       52,852         116,789

Syed Iftikar         20,000       1.1412     11.3750         10/16/00       62,855(6)      138,891(6)

Robert Lyon           7,500       0.4280      7.3750         02/28/01       15,282(6)       33,769(6)
                      2,250       0.1284      4.9380         05/13/01        3,070           6,783

Michael Perez          --           --         --              --             --              --

_____________________________

(1) All options were granted under the Company's 1991 Stock Option Plan except with respect to Mr. Marinaro, who has 5,000 shares under the 1992 Non-Employee Directors Plan.

(2) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock as determined by reference to the closing price reported on the Nasdaq National Market system on the last trading day prior to the date of grant. Exercise price and tax withholding obligations may be paid in cash or by an alternate method of payment if authorized by the Board of Directors such as by delivery of already-owned shares subject to certain conditions, or pursuant to a cashless exercise procedure.

(3) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant to the expiration date. These values are calculated as a result of regulations promulgated by the Securities and Exchange Commission and so not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, are dependent on the future market price of the Company's stock. Gains are reported net of the option exercise price but before taxes associated with exercise.

(4)  Options vest over four years.

(5)  Options vest over three years.

(6) Not applicable to Mr. Iftikar's and Mr. Lyon's options, which expired on termination of their respective employment with the Company.

  The following table sets forth information with respect to option exercises and year-end stock option values for each of the Named Executive Officers.


                AGGREGATED OPTIONS EXERCISED IN FISCAL YEAR 1996
                       AND FISCAL YEAR-END OPTION VALUES


                   Shares        Value         Number of Securities        Value of Unexercised
                  Acquired                    Underlying Unexercised       In-the-Money Options
                                                Options at FY-End              at FY-End(1)
                                            --------------------------  --------------------------
     Name        on Exercise  Realized (1)  Exercisable  Unexercisable  Exercisable  Unexercisable
---------------  -----------  ------------  -----------  -------------  -----------  -------------
Edwin Harper               -            -             -        390,000          -      $536,250
Edward Marinaro            -            -       128,334        261,666   $176,459      $352,916
Chester Brown              -            -             -         40,000          -      $ 55,000
Dale Pilgeram              -            -             -         60,000          -      $ 82,500
Syed Iftikar         231,623     $960,032        40,000              -          -             -
Robert Lyon                -            -         7,500              -          -             -
Michael Perez         25,000     $ 96,875             -              -          -             -

-------------------
(1) Calculated as the difference between the market value of the Company's Common Stock at exercise date or fiscal year end, as the case may be, and the exercise price.



CHANGE OF CONTROL PROVISIONS

  The 1991 Stock Option Plan of the Company provides for the automatic acceleration of the vesting of all options outstanding under the Plan on a merger or consolidation of the Company in which the Company is not the surviving corporation or on a sale of all or substantially all of the assets of the Company, if the successor entity does not assume the outstanding options or provide options in substitution for the outstanding options.

  Pursuant to a written agreement, if there is a change in control of the Company, each of Mr. Harper and Mr. Marinaro, at his option, will be entitled to twelve months salary, his outstanding options will immediately vest and his health benefits will continue for 12 months.

COMPENSATION OF DIRECTORS

  Each member of the Board of Directors who is not an employee of the Company receives an annual retainer of $15,000 for serving as a director during the fiscal year. Each nonemployee director was also paid a fee of $1,500 for each Board meeting and $500 for each committee meeting attended. An amendment to the 1992 Non-Employee Director Stock Option Plan granting each director a one time option to acquire 30,000 shares of the Company's Common Stock was approved at the special meeting of the stockholders of the Company on September 26, 1996. Each director is also granted an option each year to purchase 10,000 shares of the Company's Common Stock. All options are valued at the fair market value of the Company's Common Stock on the date of the grant.

EMPLOYMENT AGREEMENTS

  The Company has written employment agreements with the following named executive officers which are summarized below:

Edwin L. Harper, President and Chief Executive Officer


  Annual Base Salary:                                          $300,000
  Annual Auto Allowance:                                       $  7,200
  One time Stock Option Grant
  vesting over four years:                                      390,000 shares
  Eligibility in the Company's Incentive Compensation Plan
  Full health benefits
  If terminated within the first 18 months of employment, or where there is a change in control, Mr. Harper will be entitled to salary and health benefits for twelve months, and all options will immediately vest.

Edward L. Marinaro, Chairman of the Board


  Annual Base Salary:                                          $300,000
  Annual Auto Allowance:                                       $  7,200
  One time Stock Option Grant
  vesting over three years:                                     385,000 shares
  Eligibility in the Company's Incentive Compensation Plan
  Full health benefits
  If terminated within the first 18 months of employment, or where there is a change in control, Mr. Marinaro will be entitled to salary and health benefits for twelve months, and all options will immediately vest.

Chester A. Brown, Jr., Executive Vice President of Sales and Marketing


  Annual Base Salary:                                          $250,000
  Annual Auto Allowance:                                       $  7,200
  One time Stock Option Grant
  vesting over four years:                                      100,000 shares
  Full health benefits

Joseph Smith, Executive Vice President of Global Operations


  Annual Base Salary:                                          $200,000
  Annual Auto Allowance:                                       $  7,200
  One time Stock Option Grant
  vesting over two years:                                        30,000 shares
  One time stock option grant vesting over four years:          100,000 shares
  Full health benefits

Henry Montgomery, Vice President, Finance and Chief Financial Officer


  Annual Base Salary:                                          $200,000
  Annual Auto Allowance:                                       $  7,200
  One time Stock Option Grant
  vesting over three years:                                     100,000 shares
  Full health benefits
  If terminated without cause, salary and heath care benefits will be provided for 6 months

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth beneficial ownership of Common Stock of the Company as of December 20, 1996, by (i) each present director, (ii) each executive officer of the Company, including certain former executive officers of the Company named in the Summary Compensation Table set forth below, (iii) all present directors and executive officers as a group, and (iv) all persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock, the only class of voting securities of the Company outstanding. The table does not include the holders of the Company's three classes of convertible preferred stock (collectively, the "Preferred Stock") -- 7% Cumulative Convertible Preferred Stock, Series 1 (the "7% Convertible Preferred"), Convertible Preferred Stock, Series 1 (the "Convertible Preferred"), and 5% Cumulative Convertible Preferred Stock, Series 2 (the "Series 2 Preferred") -- because a holder of Preferred Stock is not permitted to convert shares of Preferred Stock at any time when the conversion would result in such holder and its affiliates having beneficial ownership of more than four and nine-tenths percent (the "4.9% Restriction") of the outstanding Common Stock of the Company.(1)

                                                                   Shares of Common Stock
                                                                   Beneficially Owned (1)
                                                           ---------------------------------------
Name                                                       Number of Shares    Percent of Shares
----                                                       ----------------  ---------------------
Syed H. Iftikar (2)                                               1,096,678               6.72%
Castlewood Systems
5000 Hopyard Road, #330
Pleasanton, CA 94588

Fletcher International                                            1,500,000               9.19%
c/o Midland Bank Trust Corp. (Cayman)
P.O. Box 1109, Mary Street
Grand Cayman, Cayman Islands
British West Indies

SAE Magnetics                                                       992,717               6.08%
185 Martindale Lane
San Jose, CA 95119

Edward L. Marinaro (3)                                              128,334               *

Edwin L. Harper                                                           0               *

C. Richard Kramlich (4)                                             113,844               *

Joseph Baia (5)                                                      30,000               *

David I. Caplan (6)                                                  89,365               *

Michael Perez                                                          --                 *

Chester Brown                                                          --                 *

Dale Pilgeram                                                          --                 *

Robert E. Lyon                                                         --                 *

All current directors and executive officers of the Company
as a group (10 persons)(8)                                          263,334               1.61%
                                                                                         -----
                                                                                         24.46%

_________________________
*    Less than one percent.

(1) At December 20, 1996, assuming the 4.9% Restriction did not apply to: (x) the outstanding 7% Convertible Preferred Stock was convertible into approximately 4,394,999 shares of Common Stock (21.21% of the outstanding shares of Common Stock) and holders of the 7% Convertible Preferred Stock also held 1,180,665 shares of Common Stock (7.23% of the outstanding shares of Common Stock); (y) the outstanding Convertible Preferred Stock was convertible into a total of 1,419,367 shares and warrants to purchase a total of 473,123 shares of Common Stock (10.39% of the outstanding shares of Common Stock); and (z) the Series 2 Preferred Stock was convertible into a total of 6,263,981 shares and warrants to purchase a total of 2,088,663 shares of Common Stock (33.84% of the outstanding shares of Common Stock). Except as otherwise noted, the persons named in the table are believed to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) Includes 46,300 shares held of record by Shawn Iftikar, Jon Iftikar and Kristina Iftikar, members of Mr. Iftikar's family, and 795,000 shares held of record by Jessi Investments, a family partnership which is a 4.87% stockholder.
(3) Consists of options to purchase 128,334 shares, which are exercisable within 60 days after December 20, 1996.
(4) Includes options to purchase 45,000 shares, which are exercisable within 60 days after December 20, 1996.

(5) Consists of options to purchase 30,000 shares, which are exercisable within 60 days after December 20, 1996.
(6) Includes options to purchase 60,000 shares, which are exercisable within 60 days after December 20, 1996.







ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYQUEST TECHNOLOGY, INC.


                                By: /s/Edwin L. Harper
                                    ------------------
                                    Edwin L. Harper
                                    President and Chief Executive Officer


Dated:  January 28, 1997