Form 10-Q
period 1996-12-31
SYQUEST TECHNOLOGY INC
filed 1997-02-14
CIK 880865

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------

      Quarterly report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                    For the Quarter Ended December 31, 1996

                        Commission file number 0-19674


                           SYQUEST TECHNOLOGY, INC.
                                 (Registrant)

           DELAWARE                                              94-2793941
-------------------------------                         ------------------------
(State or other jurisdiction of                         ( I.R.S. Employer
incorporation or organization)                            Identification Number)


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


                    Yes     X        No________
                         -------


As of December 31, 1996, 16,330,489 shares of the Registrant's common stock,
      -----------------------------
$0.001 par value, were issued and outstanding.

================================================================================

                                     INDEX


                           SYQUEST TECHNOLOGY, INC.

PART I    FINANCIAL INFORMATION                                       Page no.

ITEM 1.   Consolidated Condensed Financial Statements (unaudited)

          Consolidated condensed statements of operations--Three months ended December 31, 1996 and December 31, 1995.....................3

          Consolidated condensed balance sheets--December 31, 1996
          and September 30, 1996............................................4

          Consolidated condensed statements of cash flows--Three
          months ended December 31, 1996 and December 31, 1995..............5

          Notes to consolidated condensed financial statements--
          December 31, 1996...............................................6-7



ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................8-14



PART II   OTHER INFORMATION

ITEM 1.   Legal proceedings................................................15

ITEM 2.   Changes in Securities............................................17

ITEM 6.   Exhibits and Reports on Form 8-K.................................19


SIGNATURES.................................................................20

                           SYQUEST TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Three months ended December 31,
                                                1996                   1995
                                              --------               --------

Net revenues                                   $48,312                $78,667
Cost of revenues                                37,267                 80,090
Provision for losses on purchase commitments         -                  7,839
                                              --------               --------
         Gross Profit (loss)                    11,045                 (9,262)

Operating Expenses:

         Selling, general and administrative    11,328                 14,464
         Research and development                5,100                  7,160
                                              --------               --------
         Total operating expenses               16,428                 21,624
                                              --------               --------
         (Loss) from operations                 (5,383)               (30,886)

Net interest income (expense)                   (1,431)                    85
                                              --------               --------
(Loss) before income taxes                      (6,814)               (30,801)

Provision for income taxes                          -                   3,000
                                              --------               --------
Net (loss)                                     ($6,814)              ($33,801)
                                              ========               ========
Net (loss) per share                            ($0.86)                ($2.98)
                                              ========               ========

Common and common equivalent shares
  used in computing per share amounts           14,673                 11,324
                                              ========               ========

           See notes to consolidated condensed financial statements

                           SYQUEST TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)


                                                    December 31,   September 30,
                                                       1996            1996
                                                    -----------      ----------
                                                    (UNAUDITED)       (NOTE)
                       ASSETS
                       ------

Current assets:
 Cash and cash equivalents                           $  14,259       $   3,670
 Accounts receivable, net                               34,921          30,341
 Inventories , net                                      22,264          10,538
 Other current assets                                    3,135           2,471
                                                    -----------      ----------
   Total current assets                                 74,579          47,020

Net property, equipment and leasehold improvements      26,476          27,180
Other assets                                               839             981
                                                    -----------      ----------
                                                     $ 101,894       $  75,181
                                                    ===========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------

Current liabilities:
 Bank borrowings                                     $  19,789       $  19,268
 Accounts payable                                       16,080          23,917
 Accrued expenses and other liabilities                 20,448          18,671
 Income taxes payable                                        -           1,966
 Current portion of long-term debt                      18,573          20,549
                                                    -----------      ----------
   Total current liabilities                            74,890          84,371
                                                    -----------      ----------

Other liabilities                                          160             192
Long-term debt                                          17,102          20,971

Stockholders' equity (deficit):
  Preferred stock                                            5              18
  Common stock                                              16              14
  Additional paid in capital                           149,500         102,580
  Treasury stock                                       (12,855)        (12,855)
  Retained (deficit)                                  (126,924)       (120,110)
                                                    -----------      ----------
    Total stockholders' equity (deficit)                 9,742         (30,353)

                                                    -----------      ----------
                                                     $ 101,894       $  75,181
                                                    ===========      ==========

 Note: The consolidated condensed balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

           See notes to consolidated condensed financial statements

                           SYQUEST TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                  Three months ended December 31,
OPERATING ACTIVITIES:                                               1996                  1995
                                                                  ---------             --------
         Net (loss)                                                 ($6,814)            ($33,801)

         Adjustments to reconcile net (loss) to cash used in operating activities:

           Depreciation                                               1,680                2,343
           Deferred income taxes                                          -                3,000
           Provision for bad debts                                      257                1,601
           Other                                                          -                    2

         Net changes in current assets and current liabilities:

           Accounts receivable                                       (4,837)              (9,470)
           Inventories                                              (11,726)              (1,805)
           Accounts payable                                           1,475               18,018
           Accrued expenses and other liabilities                       439                    -
           Other                                                       (696)               2,523
                                                                  ---------             --------
         Net cash used in operating activities                      (20,222)             (17,589)


Investing activities:

         Purchase of equipment and leasehold improvements              (976)              (6,908)
         Other assets                                                   142                   37
                                                                  ---------              -------
         Net cash used in investing activities                         (834)              (6,871)

Financing activities:

         Proceeds from issuance of common stock                       8,531                    -
         Proceeds from issuance of preferred stock                   28,438                    -
         Net proceeds from bank borrowings                              521                6,013
         Repayments on long term debt                                (5,845)
                                                                  ---------             --------
         Net cash provided by financing activities                   31,645                6,013

Net increase (decrease) in cash and cash equivalents                 10,589              (18,447)

Cash and cash equivalents at beginning of the period                  3,670               29,648
                                                                  ---------             --------
Cash and cash equivalents at end of the period                     $ 14,259              $11,201
                                                                  =========             ========

                        Non-Cash Financing  Activities

During the period from October 18, 1996 to October 25, 1996, three suppliers converted $9,231 thousand in notes payable to 1,504,349 shares of the Company's common stock pursuant to agreements made by the Company with each supplier.

During December 1996, the Company accrued $81 thousand to additional paid in capital, for the performance of professional marketing services. Consideration for these services is to be met by the issuance of common stock purchase warrants, entitling the buyer to purchase shares of unissued common stock of the Company.

During December 1996, the Company paid $628 thousand of accrued preferred dividends payable with 112,380 shares of the Company's common stock.


           See notes to consolidated condensed financial statements

                           SYQUEST TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)

NOTE: 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996.

NOTE: 2- INVENTORIES

Inventories are comprised of the following:        December 31,    September 30,
                                                       1996            1996
                                                    ---------        --------
                                                          (In thousands)

          Raw materials                              $11,205         $ 5,005
          Work in process                              3,746           4,481
          Finished goods                               7,313           1,052
                                                     -------         -------
                                                     $22,264         $10,538

NOTE: 3 - NET LOSS PER SHARE

At December 31, 1996, the Company had 45,560 shares of convertible preferred stock issued and outstanding, of which 40,060 shares are entitled to receive dividends at the rates of 7% or 5%, with an assured incremental yield embedded in the conversion terms. The computation of earnings per share for the quarter ended December 31, 1996, includes two adjustments increasing the loss attributable to common shareholders and which aggregate $6.0 million. A one-time adjustment of $5.3 million is for the "imbedded yield" representing the discount on the assumed potential conversion of the Cumulative Convertible Preferred Stock, Series 1 and the 5% Cumulative Preferred Stock, Series 2, both of which were issued during the quarter ended December 31, 1996. The second adjustment of $0.6 million is for dividends payable on the Company's preferred stock issues that require payment of cumulative dividends. The loss per share for the three month period ended December 31,1996 is based on the weighted average number of shares of common stock and common stock equivalents, when appropriate, outstanding during the period.

NOTE: 4 - LINES OF CREDIT

On January 17, 1997, the Company renegotiated its line of credit with a financial institution, continuing the existing terms and extending the line through January 31, 1998. The new line provides for a limit on borrowings of the lesser of $30 million or 80 percent of the Company's eligible accounts receivable. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996.

NOTE: 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has raised significant financing during the quarter ended December
31, 1996.   See Part II, item 2 of this Form 10-Q.

NOTE: 6 - INCOME TAXES

No provision for income taxes has been recorded as the Company has incurred net losses. Deferred tax assets consisting primarily of the tax effects of net operating loss carryforwards are fully reserved due to the uncertainty of their realization based upon the weight of currently available information.

NOTE: 7 - LITIGATION

See Part II, item 1, of this Form 10-Q for a description of pending legal proceedings.

                           SYQUEST TECHNOLOGY, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company continues to face significant risks associated with market acceptance of new products. The Company faces additional risks associated with technology and product development, risks relating to new product introduction, changes in the Company's marketplace, liquidity issues, and risks associated with competition from other companies. The Company has experienced delays in development of the SyJet product and anticipates a continued decline in selling volumes and average selling prices of its other products. As a result, the Company is in the process of reviewing its operations with the objective to reduce its internal cost structure. However, there can be no assurance that the Company will be successful in overcoming the delays in delivering the SyJet product, competing against the product offerings of companies with greater cash and operating resources, or in securing the resources to aggressively ramp production of the SyJet. The Company requires additional cash resources in the near future to fund working capital requirements, meet its debt obligations and to fund incurred losses. Management's plans with respect to meeting these cash needs include additional equity funding, expansion of the asset-based loan facility and restructuring of notes payable. There can be no assurance that the Company will be able to secure additional cash resources when needed, if at all, or on favorable terms. An inability to overcome these risk factors would have a material adverse affect on the Company's financial performance and on its liquidity.

Net Revenues

Net revenues for the quarter ended December 31, 1996 were $48.3 million, compared to $78.7 million reported for the comparable prior year quarter. Revenue continued to be affected by lower volumes on the Company's mature drive and cartridge products not offset by new product offerings. The decline in revenue was partially mitigated by the continued production and sale of the EZFlyer 230 drive and associated cartridge products. While the Company continues its efforts to increase its manufacturing output for SyJet to meet the sales demand, there can be no assurances that the Company will be successful in manufacturing the required unit volumes or that the product will be accepted in the marketplace.

Revenues to date for the Company's second fiscal quarter ending March 31, 1997 are significantly below the levels experienced in the prior quarter over the same comparable time period. The Company believes that this is attributable to a number of factors including its inability to meet the demand for its new SyJet
1.5 Gigabyte removable hard drive product, due to unexpected delays in ramping up production, and a reduction in sales of the Company's mature products.
Should the current sell through rate continue, the revenues for the second fiscal quarter will be adversely affected.

Absent a substantial increase in sales of the Company's products prior to the end of the second fiscal quarter, the Company will incur losses in excess of those incurred in the first fiscal quarter. Lower than expected revenues have resulted in a reduction in the availability of cash reserves and will necessitate that the Company raise additional equity capital in the near future. There can be no assurances that the Company will be able to raise the capital required. Additionally, factors such as the sell through rate in the channel, price pressures on the Company's products, and the inability to ramp SyJet production will have an adverse impact on revenues.

The Company is in the process of performing an extensive review of its operating cost structure and will implement spending levels consistent with revenue expectations.

Gross Profit (Loss)

The Company recorded a gross profit for the quarter ended December 31, 1996 of $11.0 million, or 23 percent of net revenues, compared to a gross loss of $9.2 million, or 12 percent of net revenues, in the comparable prior year quarter. The increase in margins is principally attributable to the realization of significant production economies including reductions in scrap and rework. These efficiencies have generated excess capacity.

Comparatively, prior year quarter margins were negatively affected by a $7.8 million provision recorded by the Company related to certain firm purchase commitments to its component suppliers.

Factors such as volatility in the drive and cartridge markets, unexpected production delays and costs, and an inability to meet production schedules and sales demand could have an adverse effect on margins.

Consequently, there can be no assurances that the Company will achieve necessary improvements in margins in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses aggregated $11.3 million, or 23.5 percent of net revenues compared to $14.4 million, or 18.4 percent of net revenues, for the comparable prior year quarter. The decrease in aggregate spending of 21.5 percent over the comparable prior year quarter is primarily attributable to the Company's ongoing attempts to control costs. There can be no assurance that the Company can continue to decrease aggregate selling, general and administrative expenses. Additionally, during the quarter, the Company incurred professional fees related to potential merger and litigation activities.

Research and Development Expenses

Research and development expenses for the quarter ended December 31, 1996 aggregated $5.1 million, or 10.6 percent of net revenues, compared to $7.1 million, or 9.1 percent of net revenues, for the comparable prior year quarter. The 28.2 percent decrease in research and development spending is principally the result of the Company's ongoing strategic initiative to minimize expense levels and focus engineering efforts on its primary core products. The Company believes that it must continue to make significant investments in R&D in order to effectively implement its product strategy and will continue to make these investments commensurate with its revised operating cost structures.

Interest Income and Expenses

Net interest expense aggregated $1.4 million for the quarter ended December 31, 1996 compared to net interest income of $0.1 million for the comparable prior year quarter. The increase in interest expense is principally the result of lower average cash balances coupled with interest incurred on the Company's borrowing.

Net Loss

Net Loss for the period was $6.8 million compared to $33.8 million for the comparable prior year period. The change over the prior period is primarily attributable to discontinuing production of mature products with negative gross margins, combined with improvements from production efficiencies.

LIQUIDITY AND CAPITAL RESOURCES:

The Company is in a turnaround situation which necessitates certain actions on behalf of the Company which affects the business environment in which the Company operates. Through much of fiscal 1996, the Company was unable to obtain regular business terms with its suppliers as a result of continued losses and liquidity issues. Consequently, the Company was often in a position of conducting business with its suppliers on a C.O.D. basis. During the second fiscal quarter to date, the Company has begun to experience a return to regular business terms with key suppliers. In addition to the $9.2 million of supplier notes converted to equity in the first fiscal quarter of 1997 and the $2.3 million converted in the in the fourth quarter of fiscal 1996, the Company intends to aggressively pursue a program to convert the remaining supplier notes to equity. There can be no assurance that the Company will be successful in its attempts to convert the existing notes which could have an adverse affect on the Company's liquidity. Additionally, liquidity has been affected by servicing debt, funding of operational losses, and SyJet development costs. The Company intends, to raise additional capital to fund operations, resize its operations and cost structures commensurate with revenue expectations, and increase available lines of credit. However, there can be no assurances that the Company will be successful in achieving these objectives.

At December 31, 1996 the Company had cash and short-term investments of $14.3 million, an increase of $10.6 million compared to $3.7 million at September 30, 1996. Borrowings under the Company's credit facilities amounted to $19.8 million at December 31, 1996 compared to $19.3 million at September 30, 1996. Additionally, the Company increased its net worth from a deficit position of $30.4 million at September 30, 1996 to an equity position of $9.7 million at December 31, 1996. Working capital also increased from a negative position of $37.4 million at September 30, 1996 to a negative position of $.3 million at December 31, 1996. The increase in net worth and working capital is primarily attributable to a significant increase in equity investments coupled with a reduction in operating losses.

The Company may experience other effects in the future such as higher interest rates, inability to borrow without collateral and higher financing costs with regard to capital.

The Company has financed its working capital needs through a combination of existing cash resources, asset-based borrowings, and a series of capital financing transactions completed during calendar 1996.

Accounts receivable aggregated $34.9 million at December 31, 1996 compared to $30.3 million at September 30, 1996, an increase of $4.6 million or 15.1 percent. The increase in accounts receivable is primarily due to an increased in the aging as a result of slower collections. The

Company has instituted an aggressive collections program. Inventories, net of reserves, aggregated $22.3 million at December 31, 1996, an increase of $11.8 million, compared to the $10.5 million at September 30, 1996. The increase in inventories is primarily attributable to production of the EZFlyer 230 and work in process on the SyJet products.

On January 17, 1997, the Company renegotiated its line of credit with a financial institution, continuing the existing terms and extending the line through January 31, 1998. However, the new line provides for a limit on borrowings of the lessor of $30 million or 80 percent of the Company's eligible accounts receivable. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996.

The Company has raised significant financing during the quarter ended December 31, 1996. See Part II, item 2 of this Form 10-Q. The Company's current strategy will necessitate additional equity which if successful will cause further dilution of existing Stockholders.

The Company has deferred further negotiation of an equity investment with the Legend group as further documented in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996.

During the quarter ended December 31, 1996, the Company used $20.2 million in cash for operating activities and $1.0 million in capital expenditures.

The Company believes that, based on a number of events occurring, the current sources of financing available to the Company will be sufficient to fund the Company's operations into the near future. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms. The Company is in the process of performing an extensive review of its operating cost structure and will implement spending levels consistent with revenue expectations.

NOTICE CONCERNING FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND LIQUIDITY:

Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to the Company's product introduction and financing plans and other statements that are not historical facts. Forward-looking statements in this

Form 10-Q include without limitation language in the form of one or more of the following words: "intend", "believe", "will", "may", "anticipate", "plan" and "expect." The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within the Company's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties which could affect the possible results described in forward-looking statements are inherent in the Company's industry; others are more specific to the Company's business. Risks related to the Company's business are described in the Company's Form 10-K, as amended, including risks associated with technology and product development, risks relating to new product introduction and acceptance of new products, changes in the Company's marketplace, preferred stock issuances and dilution, intellectual property matters, regulatory and manufacturing issues, liquidity issues, and risks associated with competition from other companies, as well as the following:

ONGOING RISK ISSUES

Market acceptability of the Company's product continues to be paramount in ensuring a successful turnaround strategy. The Company's product is subject to increasing competition from several other removable-media data storage devices. Consequently, in order to secure adequate market share, the Company must ensure that the functionality and quality of the product is effectively communicated to the marketplace. As a result, the Company needs sufficient capital to implement a marketing strategy that will adequately address the appropriate markets. The Company is also dependent on the successful production and sale of the SyJet product line. Additionally, the decline in volumes and pricing on mature products will have an impact on the Company. The Company must also continue implementing an operating cost structure that will ensure spending levels consistent with revenue expectations. Critical to each of these factors is the Company's ability to attract additional investment capital. There can be no assurances that the Company will successfully achieve these objectives.



FUTURE PROFITABILITY

Although the Company continues to execute its turnaround plan, adjusting operations to reduce losses and rebuild the business, the Company does not expect to return to profitability in the near future. Although the Company believes it will ultimately be successful in its turnaround attempts, and that the Company will return to profitability in the future, there can be no assurances that the Company will be successful or that it will have, or be capable of obtaining, sufficient capital to withstand prolonged operating losses.

SHORTAGES OF CRITICAL COMPONENTS; ABSENCE OF SUPPLY CONTRACTS; SUPPLIER WORKOUTS

Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. During the 1996 fiscal year, the Company experienced disruption in its supply of certain components for a number of reasons including the shortage of cash to pay suppliers. The Company continues to experience component shortages due to limited cash availability which affected the Company's ability to produce its products and limited the Company's ability to implement certain cost reduction and productivity improvement plans. Moreover, the Company may continue to experience difficulty in the future in obtaining a sufficient supply of many key components due to the shortage of cash to pay suppliers and other reasons. A disruption in the supply of key components would have a material adverse affect on the Company's ability to generate sales and the ability to successfully launch the SyJet products.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced and in the future may continue to experience significant fluctuations in its quarterly operating results. Factors such as price reductions, the introduction and market acceptance of new products, product returns, the availability of critical components and the lower gross margins associated with the Company's newly introduced products could contribute to this quarterly fluctuation. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the Company's results of operations. As a result of these and other factors, including possible further dilution, it is likely that the Company's operating may be affected.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2,
                              ---------------------------------
1996) and Bellezza, et al. v. Iftikar, et al. (filed May 24, been brought in the
          -----------------------------------
United States District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. Plaintiffs have petitioned the Court to consolidate the foregoing complaints into one consolidated action. That request, as well as other procedural matters which arose during a July 18, 1996, case management conference, is under consideration. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through material misrepresentations and omissions. The third suit is a purported class action entitled Gary S. Kaufman v. SyQuest Technology Inc., et al. was
                      --------------------------------------------------
filed on March 25, 1996, in the Superior Court of the State of California for the County of Alameda (the "Kaufman Lawsuit"). Certain current and former executive officers and directors of the Company are also named as defendants in the Kaufman Lawsuit. The plaintiffs in the Kaufman Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between May 2, 1995, and February 2, 1996. The Kaufman Lawsuit alleges that defendants violated various California laws through material misrepresentations and omissions. Unspecified damages are sought. The fourth purported class action entitled Ravens, et al. v. Iftikar, et al., was filed on October 11, 1996 in the Superior
---------------------------------
Court of the State of California for the County of Alameda (the "Ravens Lawsuit"). The Ravens Lawsuit alleges that the Company and certain of its former officers and directors violated various California laws through material representations and omissions between October 21, 1994 and February 2, 1996, and is purportedly brought on behalf of persons who purchased stock during that period. Unspecified damages are sought. The Ravens Lawsuit has been consolidated with the Kaufman Lawsuit. Plaintiffs are preparing a consolidated complaint. The Company intends to defend the cases vigorously.

The Company has certain insurance coverage with respect to the above claims, however, the amount of any ultimate claims on these actions and related insurance coverage is not presently determinable.

On May 14, 1996, the Company was served with a shareholder's derivative action filed in Alameda County, California, Superior Court entitled John Nitti, et al.
                                                             ------------------
v. Syed Iftikar, et al. On July 22, 1996, plaintiffs filed an amended complaint.
-----------------------
The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. The Company intends to defend this case vigorously.

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

On January 27, 1997, the Company has filed a suit against Nomai, S.A., Electronique d2 and La Cie Ltd. In Federal district court in San Francisco for patent, trademark and copyright infringement, unfair competition and breach of contract. The suit alleges that Nomai and others have illegally used the Company's proprietary technology in certain of Nomai's competing products. The suit seeks to block further sales of such products along with damages deriving from harm done to the Company by this conduct.

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

ITEM 2. CHANGES IN SECURITIES; POTENTIAL DILUTION AND ADVERSE IMPACT ON ADDITIONAL FINANCING

From September 27, 1996, through October 30,1996, the Company issued to four of its suppliers 1,874,837 shares of the Company's Common Stock in exchange for approximately $11.6 million of its trade debt, pursuant to Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). Each of those suppliers warranted that it is an accredited investor and received registration rights, as described in the Company's Current Report on Form 8-K, as amended, dated October 31, 1996, which is incorporated herein by this reference (the "October 8-K").

On October 8, 1996, in reliance on Regulation D under the 1933 Act, the Company issued to certain accredited investors 5,500 shares of its Convertible Preferred Stock. Series 1, $0.001 par value per share (the "Convertible Preferred Stock"), for an aggregate purchase price of $5,500,000, and granted to those investors certain stock purchase warrants to acquire up to 550,000 shares of Common Stock for $5.50 per share. The Convertible Preferred Stock is convertible into Common Stock and additional warrants as described in the October 8-K.

On October 8, 1996, in reliance on Regulation D under the 1933 Act, the Company issued to certain accredited investors 24,500 shares of its 5% Cumulative Preferred Stock, Series 2, $0.001 par value per share (the "Series 2 Preferred Stock"), for an aggregate purchase price of $24,500,000. The Series 2 Preferred Stock is convertible into Common Stock and Warrants as described in the October 8-K.

In conjunction with the issuance of the Convertible Preferred Stock and the Series 2 Preferred Stock, the Company issued to certain accredited investors, as part of their compensation for their facilitation of those transactions, certain stock purchase warrants to acquire up to 50,000 shares of Common Stock for $10.875 per share and up to 75,000 shares of Common Stock for $7.15 per share.

On November 13, 1996, in reliance on Regulation S under the 1933 Act, the Company issued to a non-U.S. company 1,500,000 shares of Common Stock that became freely tradeable, subject to compliance with applicable securities laws, on approximately February 12, 1997, for an aggregate purchase price of $8,531,250. As part of this transaction, the Company also issued a warrant that will become exercisable for between 375,000 shares and 1,875,000 shares of Common Stock, depending on a number of factors described in the Company's Current Report on Form 8-K dated November 11, 1996, which is incorporated herein by this reference.

As of December 16, 1996, the Company agreed to issue a total of four warrants to acquire an aggregate of 320,000 shares of Common Stock to a consultant, Bain & Company, Inc. ("Bain"), in exchange for consulting services to be performed by Bain between December 16, 1996 and approximately April 16, 1997. Subject to certain conditions, a stock purchase warrant to acquire 80,000 shares of Common Stock has been or will be issued to Bain on each January 16, February 16, March 16, and April 16, 1997. The stock purchase warrants are exercisable for four years from the date of grant at an exercise price per share of Common Stock equal to the greater of (a) the arithmetic average of the closing sale price per share, or in the absence of a closing sale price on any day, the closing bid price per share on that day, of the Common Stock, as reported by the Nasdaq National Market for the five consecutive trading days preceding the grant date with respect to such warrant, and (b) the closing sale price per share, or in the absence of a closing sale price, the closing bid price per share, of the Common Stock, as so reported for the trading day preceding such grant date, minus $0.10. The terms of these warrants and certain registration rights granted to Bain in connection therewith, are more fully described in the Warrant Purchase Agreement and Exhibits between the Company and Bain dated as of December 16, 1996, which are attached hereto.

As of January 3, 1997, the Company had obligations to issue additional warrants for approximately 23,426,247 shares of Common Stock, in aggregate for certain outstanding warrants and options. While the number of shares of Common Stock issuable under certain of the Company's obligations is fixed, the exact number of shares of Common Stock issuable upon conversion of Preferred Stock and exercise of warrants issued pursuant to such conversion cannot be estimated with certainty. Generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion, and there is no cap on the number of shares of Common Stock that may be issuable. The number of warrants and shares of Common Stock issuable upon conversion of the Preferred Stock is also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. Further, the Company may, at its election, choose to issue additional shares of Common Stock in lieu of cash dividends due to the holders of the 7% Cumulative Preferred Stock and the Series 2 Preferred Stock.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibit 11.1 Computation of Earnings per share

         b. Exhibit 27.1 Financial data schedule

         c. Reports on Form 8-K

            A current report on Form 8-K, dated December 30, 1996, was filed by the Company reporting under item 5 the filing of a press release stating the Company's earnings in the fourth quarter of fiscal 1996.

            A current report on Form 8-K, dated December 2, 1996, was filed by the Company reporting under item 5 the filing of a Registration Statement on Form S-3.

            A current report on Form 8-K, dated November 5, 1996, was filed by the Company reporting under item 5 the Company's discontinuation of plans to acquire a controlling interest in Normai S.A.

            A current report on Form 8-K, dated November 11, 1996, was filed by the Company reporting under item 5 the continuation of the Company's NASDAQ National Market listing and the execution of a Letter of Intent to acquire a controlling interest in Normai, and under item 9 the sale by the Company of equity securities pursuant to Regulation S.

            A current report on Form 8-K, dated November 31, 1996, and an amendment thereto were filed by the Company reporting under item 5 the results of the Company's Special Meeting of Stockholders held September 26, 1996, the Company's filing with Nasdaq of a proforma balance sheet evidencing the Nasdaq National Market, and the Company's exchange of debt for equity with certain vendors, sale of Convertible Preferred Stock, Series 1 and sale of 5% Cumulative Convertible Preferred Stock, Series 2 and related warrants.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SYQUEST TECHNOLOGY, INC.
                                  (Registrant)



Date: February 14, 1997            By: /s/ Henry C. Montgomery
      -----------------                -----------------------

                                             Henry C. Montgomery
                                             Executive Vice President,
                                             Finance & Chief Financial
                                             Officer

                                 EXHIBIT INDEX

                                                         Sequentially
EXHIBIT                                                  Numbered Page
-------                                                  -------------

Exhibit  3.1  -     Bylaws of SyQuest Delaware, Inc.

Exhibit  4.1  -     Warrant Purchase Agreement

Exhibit 11.1  -     Computation of Earnings
                      per share

Exhibit 27.1  -     Financial data schedule