Form 10-K/A
period 1996-09-30
SYQUEST TECHNOLOGY INC
filed 1997-04-16
CIK 880865

                            SYQUEST TECHNOLOGY, INC.


                               1996 ANNUAL REPORT

TO OUR SHAREHOLDERS:

  Fiscal 1996 was a year of major change for your company. As Chairman, I am pleased to report that there have been substantive accomplishments, particularly in the latter half of the year. We added a new management team, crystallized the Company's marketing and selling strategy, completed new financing, restructured operations, consolidated our manufacturing facilities, built a broad distribution network, and replaced our older products with two new product lines.

  SyQuest is in a turnaround mode and has experienced a significant loss for the fiscal year. Your new management team is dedicated to revitalizing SyQuest and returning it to profitability. This executive staff brings to the Company a rich base of relevant experience from the data storage, computer systems, semiconductor and software industries, combined with individual records of successful turnarounds. The team has refocused the company on its area of strength, the high-performance segment of the removable cartridge hard disk drive market.

  The markets for SyQuest products, while historically segmented vertically into applications such as graphics, pre-press and desktop publishing, have evolved over the last two years to encompass all areas of computing.

  Multimedia and graphic-intensive applications once limited to the Macintosh environment and trained professional designers, now are available on Windows-based Intel PCs installed in homes and offices everywhere. Computer users download documents, graphics, audio and video clips from the Internet. Typical desktop PC users develop multimedia presentations, edit audio and video files and manage large volumes of data through backup and archival. Operating systems too, are growing in size.

  This expanding world of applications and information has created an insatiable appetite for storage--one that cannot be satisfied by internal fixed hard drives alone. To meet these needs, SyQuest provides a removability factor, which coupled with hard drive speed and performance, is attractive to all PC market segments. Market research for our industry projects strong demand for removable storage through the end of the decade.

  During the last nine months, SyQuest has totally revamped its product lines, introducing two product families. Our new removable cartridge hard drives continue to win awards and garner recommended ratings from the trade press.

  For SyJet, they include:

  .  PC Magazine's coveted Editor's Choice award

  . Windows Magazine Recommended exclusive WIN List (displacing the only competitive product in the market)

  .  New Media Magazine's 1997 Hyper Award for innovative technology

  . Stellar "First Looks" from MacUser; 4-star rating from Macworld; 4-diamonds from MacWeek

  For EZFlyer, they include:

  .  A Consumer Report recommendation

  .  PC Magazine's coveted Editor's Choice award

  .  Windows Magazine Recommended exclusive WIN List

  .  Highly recommended by Pre (prepress) magazine

  These awards are not only a testimony to the depth of our technology and capability of our people, but also are indicative of where we are in our turnaround. With the introduction of these two new product families behind us, we are now in a position to focus on revenue growth.

  A series of financing activities were completed as our fiscal year ended that fundamentally improved our balance sheet and our ability to compete in the marketplace. We converted more than $38.5 million of accounts payable into notes payable ranging in duration from 12 to 36 months. Over $11 million in debt was converted to company stock by leading suppliers. Earlier, in June, we completed $20 million in equity financing. In October, we completed $30 million and in November an additional $8.5 million in new equity financing, made possible by amendments approved at a special stockholders meeting to increase the number of shares outstanding to 60 million.

  During the last quarter of FY1996, we experienced improvement in gross margins due to cost reduction through improvements in costs of materials, significant reductions in scrap and rework, and improvements in our manufacturing yield.

  In September, we announced a proposed joint venture with Legend Group, the largest computer systems manufacturer and distributor in the People's Republic of China, to manufacture and distribute SyQuest removable cartridge hard drives and products in China. This anticipated alliance will provide SyQuest access to what is potentially the world's largest consumer market and will contribute to our ability to supply products worldwide by significantly expanding SyQuest's manufacturing capacity.

  SyQuest experienced many changes during fiscal 1996 in order to begin the recovery from its serious market and financial conditions. Your management team is committed to continuing this turnaround and to returning value to you, our shareholders. We ask for your continued patience and support as we enter our next phase in this turnaround.

LOGO
Edward L. Marinaro
Chairman of the Board of Directors

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-19674

                            SYQUEST TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               94-2793941
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    47071 BAYSIDE PARKWAY, FREMONT,                     94538
              CALIFORNIA                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                 (510) 226-4000
              (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ---------------

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

  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of Common Stock on November 30, 1996, as reported by Nasdaq, was approximately $78,663,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrants' Common Stock on November 30, 1996, was 15,830,753.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

  IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." SYQUEST UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.

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

  Today's personal computers and workstations typically use fixed disk drives as their primary auxiliary storage device. Other auxiliary memory devices include SyQuest's removable disk cartridges and disk drives, removable drives (where the entire drive unit is removable rather than only the disk), standard and high capacity floppy diskettes and drives, tapes and tape drives, magneto optical media and drives, phase change optical media and drives, WORM (Write Once Read Many) optical media and drives, CD-ROM (Compact Disk--Read Only Memory) optical media and drives, CD-R (Compact Disk Rewritable) optical media and drives, and flash memory devices.

  The Company believes that its removable disk cartridges and disk drives are the most appropriate auxiliary memory device for various business applications due to their combination of interchangeability, performance and cost.
--------
  /1/ "SyQuest," "SQ555," "SQ400," "SQ5110C," "SQ800," "SQ5200," "SQ2000,"
"SQ3105," "SQ310," "SQ3270," "SQ327," "EZ135," and "SQ3135," "SQ135," "SQ1100"
and "SQ110" are trademarks of the Company. This Annual Report also includes trademarks of companies other than SyQuest Technology, Inc.

TECHNOLOGY

  The Company believes that it has developed and continues to refine a sophisticated and proprietary removability technology relating to its product designs and manufacturing processes. Features of this technology include:

  . specialized air flow design to provide a sufficiently clean environment inside the cartridge for reliable operation;

  . ramp loading mechanics and microcode to load the heads reliably over the spinning disk when the cartridge is inserted and to enable the heads to retract from the disk before the cartridge is removed;

  . cartridge loading mechanisms to position the disk consistently over the drive hub with centering accuracies that are measured in micro inches;

  . closed loop servo electronics and microcode to enable the cartridge to achieve high track densities in spite of the variations in centering inherent in removable disk cartridges;

  . multiple zone recording to decrease bits per track and data transfer rates in the inner tracks of the disk so that variations in centering of the disk do not impair reading and writing accuracy;

  . adaptive microcode to perform system control functions, such as track buffer control, actuator control and spin motor control, so as to compensate intelligently for variations in disks to ensure interchangeability and permit the use of wider tolerance mechanical components;

  . servo track writing techniques to permit interchangeability of cartridges without compromising data retrievability; and

  . advanced tribology (the science of design, friction, wear and lubrication of interacting surfaces) to achieve head flying heights over removable cartridge disks comparable to those of fixed Winchester disk drives.

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

  SQ555 & SQ400. The 44 megabyte SQ555 drive and associated SQ400 cartridge, first introduced in 1988, operate at a typical seek time of 20 milliseconds and support a burst asynchronous data transfer rate of 1.25 megabytes per second. The SQ555 was discontinued and phased out of production during the second quarter of fiscal 1995. The Company continues to manufacture and sell SQ400 cartridges.

  SQ5110C & SQ800. The 88 megabyte SQ5110C drive and SQ800 cartridge, first introduced in 1991, operate at a typical seek time of 20 milliseconds and support a burst synchronous data transfer rate of 4 megabytes per second. The SQ5110C can both read and write SQ400 and SQ800 cartridges. This drive was phased out of production in the second quarter of 1996, but cartridges remain in production and are expected to remain in production into 1997.

  SQ5200 & SQ2000. The 200 megabyte SQ5200 drive and SQ2000 cartridge, introduced in 1994, operate at a typical seek time of 16 milliseconds and support a burst synchronous data transfer rate of 5 megabytes per second. The SQ5200 can read and write both SQ400 and SQ800 as well as SQ2000 cartridges. The SQ5200 and SQ2000 products are still in production and are expected to remain in production throughout 1997.

 3.5 Inch Products

  The Company's 3.5 inch drive and cartridge products are designed and developed at SyQuest development centers in Boulder, Colorado and in Campbell, California. The 3.5 inch product line (including SyQuest branded systems) accounted for 56.0% of the Company's net revenues in fiscal 1996 compared to 40% in fiscal 1995 and 27% in fiscal 1994. The product line includes:

  SQ3270 and SQ327. The 270 megabyte SQ3270 drive and associated SQ327 cartridge, first introduced in 1993, operate at a typical seek time of 13.5 milliseconds and support a burst data transfer rate of 4 megabytes per second. The SQ3270 can read and write the SQ310 cartridge (a 105 megabyte cartridge developed for the SQ3105 drive which was discontinued at the beginning of the fiscal year) as well as the SQ327 cartridge. The SQ3270 family of drives was discontinued in the fourth quarter of fiscal 1996 as the new generation of SyQuest drives began to come on line, but the SQ327 cartridges will continue in production.

  EZ3135 and SQ135. The 135 megabyte SQ3135 drive and SQ135 cartridge, first introduced in the fourth quarter of 1995, operate at a typical seek time of
13.5 milliseconds and support a burst data transfer rate of 5 megabytes per second. Marketed primarily as a bridge product to the new generation EZFlyer 230 drives and cartridges, production of this drive was discontinued in the fourth quarter of fiscal 1996, but the SQ135 cartridges will continue in production.

  EZFlyer 230 and SQ230. The 230 megabyte EZFlyer 230 and associated SQ230 cartridge, first shipped in volume in the fourth quarter of fiscal 1996, operate at a typical seek time of 13.5 milliseconds and support a sustained data transfer rate of 2.4 megabytes per second. The EZFlyer is able to read and write SQ135 cartridges as well as SQ230 cartridges.

  SyJet 1.5GB and SQ15000. The SyJet 1.5GB drive and associated SQ15000 cartridge represent a new generation of removable storage devices for SyQuest. The SyJet operates at a typical seek time of 12 milliseconds and delivers burst data transfer rates of 10 megabytes per second. The Company commenced beta test shipments of the SyJet in September 1996, and commenced limited production shipments in December 1996.

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

  The Company currently has manufacturing relationships with Nomai, S.A. ("Nomai") for cartridges and others for manufacture and subassembly of components. The Company has filed lawsuits against Nomai and Maxell in France alleging copyright and patent infringement and in the United States regarding various related claims, including royalty payments owed by Nomai under a previous arrangement. In November 1996, the Company and two individuals owning a controlling interest in Nomai announced the execution of a letter of intent proposing a transaction in which the Company would acquire a controlling interest in Nomai from those individuals in exchange for shares of the Company's Common Stock, and would commence a tender offer to acquire up to 100% of the publicly held shares of Nomai. On November 25, 1996, however, the Company announced that plans to acquire Nomai have been terminated, adding that it intends to pursue vigorously all available causes of action against Nomai. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Reliance on Manufacturing Relationships; Nomai Lawsuits" and "Legal Proceedings."

  The Company and Legend Group ("Legend"), the largest computer systems manufacturer and distributor in the People's Republic of China, have announced the intention to form a joint venture company for the manufacture and distribution of the Company's removable cartridge hard drives and products in China. The Company would provide the proposed joint venture company with training and manufacturing know-how to insure that the joint venture had the requisite skills to manufacture the Company's removable cartridge hard drives and products. The Company and Legend have begun the process of negotiating definitive agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results-- Reliance on Manufacturing Relationships; Nomai Lawsuits."

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

  The Company obtains almost all subassemblies and components from outside sources located principally in the United States and Asia. Several of these components are available through limited or single sources. In the past, the failure to obtain sufficient quantities of certain key components or to obtain components of satisfactory quality has caused production delays. Prolonged disruptions in the supply of any key components used in the Company's manufacturing processes could adversely affect the Company's operating results and damage customer relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Shortages of Critical Components; Absence of Supply Contracts; Suppier Workouts" and "--Reliance on Manufacturing Relationships; Nomai Lawsuits."

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

  The data storage industry is subject to rapid technological change and short product life cycles. Data storage manufacturers continually strive for larger data storage capacities, higher performance and lower costs. Meeting these demands is more difficult and complicated for manufacturers of removable cartridge drives such as SyQuest than for fixed drive manufacturers. In order to remain competitive, the Company must continue to design, develop, manufacture, market and sell new products in a timely manner. The Company may also identify and pursue opportunities for affiliation and/or acquisition to complement its existing technology base. To this end, the Company has incurred and expects to continue to incur significant product research and development expenditures. However, there can be no assurance that SyQuest will be able to introduce cost effective and competitive new products in a timely manner. If the Company is unable to do so, its future operating results will be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Technological Change and New Products."

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

  The Company believes that its products compete most directly with other removable media data storage devices, such as disk drives offered by Iomega Corporation and magneto optical disk drives. While the Company pioneered the technology used in the Winchester removable cartridge hard disk drive and for many years enjoyed a unique position in the industry having little direct competition, the competitive scene changed due to the activities of two companies. The Company's most direct competition comes from Nomai, which manufactures Winchester cartridges compatible with many SyQuest systems, and Iomega, whose Winchester-based Jaz drive competes directly with the Company's 3.5-inch products and is considered by the Company as similar in price and performance to the Company's SyJet drive. Today, only Iomega and Nomai manufacture Winchester-based removable cartridge disk drive products. Also noted as competition is Iomega's Zip product, based on a high-density floppy-disk technology, which has gained a large following in the Company's core markets and effectively enlarged the removable storage market at the retail level, and which competes with the EZFlyer 230.

  Although the Company believes that its products offer performance and certain other advantages over most other removable media storage devices available today, the Company believes that the price/performance levels of existing removable media products will improve and that other companies will introduce new removable media storage devices. Accordingly, the Company believes that its products will face intense competition from makers of removable storage products based on other technologies. These technologies and some of their respective developers include: (optical) Panasonic, Pinnacle Micro, Maxoptics, Fujitsu; (rewritable CD) Toshiba, Sony, Phillips, Panasonic, MKE; and (LS-120) MKE, OR Technology, Compaq and Swan Instruments. In addition, the Company may face increased competition in the future from alternative data storage and retrieval technologies such as high-capacity floppy disk drives, rewritable CD drives and DVD devices. In particular, a consortium comprising Compaq Computer, 3M, Insite and Matsushita-Kotobuki Electronics Industries Ltd. has announced and is selling the LS120, a high-capacity floptical drive that is compatible with conventional floppy disks. Each of Mitsubishi Electric Corp. and Mitsumi has also announced that it plans to manufacture a high capacity, floppy drive that is downward compatible with existing floppy diskettes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Competition."

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

  The Company has been and may in the future be notified that it may be infringing patent or other proprietary rights. None of these notifications has resulted in any litigation against the Company, but there can be no assurance that litigation will not be commenced in the future. If infringement is established, the Company could be required to pay damages and be enjoined from selling the infringing products or practicing the infringing processes. Moreover, if the Company were unable to alter its products or processes to avoid the infringement claim, it might be required to obtain licenses and there can be no assurance that necessary licenses could be obtained on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Dependence on Proprietary Technology."

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

                           SIZE      EXPIRATION OF
        LOCATION         (SQ. FT.)       LEASE              PRINCIPAL USE
        --------         ---------   -------------- ----------------------------
Fremont, California.....  139,311(1) April 1999     Administration,
                                                     Manufacturing and Research
                                                     and Development
Singapore...............    9,225    February 1997  Administration
Boulder, Colorado.......   13,896    November 1999  Research and Development
Campbell, California....   11,461    June 1997      Research and Development
Amsterdam, the              7,700(2) March 2000     Unoccupied
 Netherlands............
Ismaning, Germany.......   56,000    September 1999 Administration
                          -------
    Total...............  237,593
                          =======

--------
(1) Consists of two adjacent buildings
(2) The Company is in the process of assigning its Amsterdam office space and anticipates that such assignment will be completed no later than the second quarter of fiscal 1997.

  The Company also leases or rents office space for sales in the greater metropolitan areas of Washington, D.C.; Wylie, Texas; Pembroke and Boca Raton, Florida; Raleigh, North Carolina; Los Angeles and Fremont, California; Singapore; Paris, France; London and Edinburgh, United Kingdom; Stuttgart and Weingarten/Ravensburg, Germany; Milan, Italy; Tokyo, Japan; and Sydney, Australia.

ITEM 3. LEGAL PROCEEDINGS

  The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2, 1996) and Bellezza, et al. v. Iftikar, et al. (filed May 24, 1996) have been brought in the United State District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. Plaintiffs have petitioned the Court to consolidate the foregoing complaints into one consolidated action. That request, as well as other procedural matters which arose during a July 18, 1996, case management conference, is under consideration. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through material misrepresentations and omissions. The third suit, a purported class action entitled Gary S. Kaufman v. SyQuest Technology, Inc., et al., was filed on March 25, 1996, in the Superior Court of the State of California for the County of Alameda (the "Kaufman Lawsuit"). Certain current and former executive officers and directors of the Company are also named as defendants in the Kaufman Lawsuit. The plaintiffs in the Kaufman Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between May 2, 1995, and February 2, 1996. The Kaufman Lawsuit alleges that defendants violated various California laws through material misrepresentations and omissions. Unspecified damages are sought. The fourth purported class action entitled Ravens, et al. v. Iftikar, et al., was filed on October 11, 1996 in the Superior Court of the State of California for the County of Alameda (the "Ravens Lawsuit"). The Ravens Lawsuit alleges that the Company and certain of its former officers and directors violated various California laws through material representations and omissions between October 21, 1994 and February 2, 1996, and is purportedly brought on behalf of persons who purchased stock during that period. Unspecified damages are sought. The Ravens Lawsuit has been consolidated with the Kaufman Lawsuit. Plaintiffs are preparing a consolidated complaint. The Company intends to defend the cases vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held a Special Meeting of its stockholders on September 26, 1996. All of the proposals submitted to the stockholders at the meeting were approved, and the vote on such proposals is described below:

  1. A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 60,000,000 was approved by the following vote:

     For....................... 9,240,216
     Against................... 1,237,995
     Abstain...................    87,414
     Broker Non-Vote...........         0

  2. A proposal to allow the issuance by the Company of additional shares of Common Stock to the holders of the Company's 7% Cumulative Convertible Preferred Stock, Series 1, upon conversion was approved by the following vote:

     For....................... 4,100,593
     Against...................   832,417
     Abstain...................   113,801
     Broker Non-Vote........... 5,518,814

  3. A proposal to increase the number of shares issuable under the Company's 1991 Stock Option Plan from 4,428,524 shares to 6,000,000 shares was approved by the following vote:

     For....................... 2,854,778
     Against................... 2,123,841
     Abstain...................   121,442
     Broker Non-Vote........... 5,465,564

  4. A proposal to increase the number of shares issuable under the Company's 1992 Non-Employee Director Stock Option Plan from 250,000 shares to 500,000 shares was approved by the following vote:

     For....................... 3,007,448
     Against................... 2,216,623
     Abstain...................   138,942
     Broker Non-Vote........... 5,202,572

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

     For....................... 7,788,555
     Against................... 2,236,833
     Abstain...................   132,952
     Broker Non Vote...........   407,285

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  SyQuest's Common Stock, $.001 par value, was first offered to the public on December 18, 1991 and since that time has been traded in the over-the-counter market as a Nasdaq National Market security under the symbol SYQT. The following table sets forth, during the periods indicated, high and low closing sales prices in the Nasdaq National Market system for the last two fiscal years:

     FISCAL YEAR ENDED
     SEPTEMBER 30, 1995                                          HIGH     LOW
     ------------------                                         ------- -------
        First Quarter.......................................... $18 3/4 $   10
        Second Quarter......................................... $18 1/2 $10 5/8
        Third Quarter.......................................... $15 3/4 $10 5/8
        Fourth Quarter......................................... $19 1/8 $12 1/2
     FISCAL YEAR ENDED
     SEPTEMBER 30, 1996                                          HIGH     LOW
     ------------------                                         ------- -------
        First Quarter.......................................... $13 1/2 $ 8 7/8
        Second Quarter......................................... $11 1/4 $ 4 7/8
        Third Quarter.......................................... $18 7/8 $ 4 3/8
        Fourth Quarter......................................... $ 8 5/8 $    5

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

                                          YEARS ENDED SEPTEMBER 30,
                                -----------------------------------------------
                                  1996       1995      1994     1993     1992
                                ---------  --------  -------- -------- --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 INCOME DATA:
  Net revenues................. $ 200,407  $299,544  $221,001 $206,362 $174,852
  Gross profit (loss)..........   (48,286)   51,047    60,659   75,281   59,142
  Income(loss) from operations.  (130,676)  (17,101)    5,120   19,278   17,592
  Net income(loss)(1)(2)....... $(136,651) $(11,786) $  5,405 $ 15,212 $ 13,583
INCOME (LOSS) PER SHARE(3):
  Income(loss) before
   cumulative effect of change
   in method of accounting for
   income taxes................ $  (12.38) $  (1.07) $   0.43 $   1.23 $   1.14
  Net income (loss)............ $  (12.38) $  (1.07) $   0.46 $   1.23 $   1.17

                                                  SEPTEMBER 30,
                                  ----------------------------------------------
                                    1996       1995     1994     1993     1992
                                  ---------  -------- -------- -------- --------
                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital...............  $ (37,351) $ 62,340 $ 72,652 $ 69,638 $ 56,183
    Total assets................     75,181   164,684  139,501  120,503  105,109
    Total stockholders' equity
     (deficit)..................    (30,353)   83,188   90,845   89,544   76,900

--------
(1) In 1994, the Company changed its method of accounting for income taxes from the deferred method to the liability method. The effect of the accounting change was to increase 1994 net income and income per share by $346,000 and $0.03, respectively.
(2) Net income includes a credit to income of $346,000 for the cumulative effect of the change in method of accounting for income taxes for the year ended September 30, 1994 and extraordinary credits of $300,000, resulting from the utilization of net operating loss carryforwards for the year ended September 30, 1992.
(3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

  Revenue, gross profit and net income declined substantially in fiscal 1996. Revenue for fiscal 1996 was $200.4 million, a decline of $99.1 million from fiscal 1995; the gross loss in fiscal 1996 was $48.3 million, as compared to a gross profit of $51.0 million in fiscal 1995; net losses in fiscal 1996 were $136.7 million as compared to a loss of $11.8 million in fiscal 1995. The decrease in revenue can be primarily attributed to a substantial decline in average selling prices (ASPs) of the EZFlyer 135 and SQ3270 products (EZ135/SQ3270). In addition to EZ135/SQ3270 pricing, the Company's revenue was affected by an ongoing trend of declining selling prices and unit volumes for the Company's mature 5.25 inch products, partially offset by the successful introduction of the EZFlyer 230 in the fourth quarter of the fiscal year. The Company was not able to reduce its manufacturing costs as rapidly as ASPs declined, especially with respect to the EZ135/SQ3270 products. These products generated negative gross profits for most of fiscal 1996 and, along with declining ASPs and unit sales of the 5.25 inch products, were the primary cause for the large losses incurred by the Company. Inventory reserves, excess non-cancellable purchase commitments, and restructuring charges accounted for approximately $28.6 million of the fiscal 1996 net loss. As of September 30, 1996, the Company had a negative working capital of $37.4 million and a negative net worth of $30.4 million. With the consumption of available working capital, the Company was unable to meet a significant portion of its financial obligations to key suppliers and the supply of certain materials was disrupted. In the second half of the fiscal year, management changes were made and the Company initiated significant changes in financing, manufacturing operations, business processes, and product focus, including discontinuing the EZ135/SQ3270 products.

FISCAL 1996 COMPARED TO FISCAL 1995

NET REVENUES

  Fiscal 1996 revenues declined by 33% to $200.4 million from $299.5 million in fiscal 1995. The revenue reduction can be attributed to sharply reduced prices for the Company's EZ135 and SQ3270 3.5 inch products, and reduced unit sales and lower ASPs for all 5.25 inch platform drives and cartridges (down 50% from fiscal year 1995), which were partially offset by the successful introduction of the EZFlyer 230 in the fourth quarter of fiscal 1996. From fiscal 1995 to fiscal 1996, ASPs for 5.25 inch drives and subsystems declined 9%, 3.5 inch drive and subsystem ASPs declined 37% and cartridge ASPs declined 29%. Cartridge revenue as a percentage of total revenue was 49% in both fiscal years. Cartridge unit sales volume declined 3% from fiscal 1995 to fiscal 1996 while unit drive volume decreased 4% for the same period. The Company's mature
5.25 inch products comprised 44% of revenue in fiscal 1996 after representing 60% of revenue in fiscal 1995. While a substantial portion of the Company's revenue in fiscal 1996 was derived from the current family of 5.25 inch drives and cartridges, the Company expects that this line of products will continue to decline as a portion of future revenue.

  The Company reached volume production with the EZFlyer 135 (EZ135) in the first quarter of fiscal 1996; however, during that quarter the Company experienced certain vendor related component supply and quality problems which limited its ability to fill its open customer backlog. Over the balance of fiscal 1996, a competitor marketed a product with a lower cost structure than the EZ135, causing the Company to lower its price in order to maintain market share. In the second quarter of fiscal 1996, the Company decided to cease production of the EZ135 drive as soon as economically possible, and sales of EZ135 drives ended in the fourth quarter of fiscal 1996. However, cartridge production and sales traditionally continue beyond the final production of the associated drive in the removable cartridge disk drive industry. EZ135 cartridges are expected to contribute a significant portion of the Company's revenue in fiscal 1997.

  The Company's EZFlyer 230, a new 3.5 inch product that began shipping in the fourth quarter of fiscal 1996, contributed approximately 6% of total revenue for the year. Management believes the EZFlyer 230 and future products utilizing the EZFlyer platform will contribute a significant portion of the Company's revenue for fiscal 1997.

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

  In the second half of fiscal 1996, management changes were made and the Company initiated changes in product focus, financing, manufacturing operations, and business processes. The EZ135/SQ3270 drive products were declared "end-of- life" in the second fiscal quarter, with remaining inventory and purchase commitments being managed to minimize cash requirements. The final sales of the EZ135/SQ3270 drive products were completed in the fourth fiscal quarter of 1996. The discontinuing of the EZ135/SQ3270 drives resulted in charges to cost of goods sold of approximately $21.4 million in fiscal 1996, including $8.1 million of obsolete and excess inventories and $13.3 million for non-cancellable purchase commitments. The Company further granted customers an opportunity to return EZ135 product for a refund. This resulted in significant product returns in the third and fourth quarters of fiscal 1996. The Company incurred a charge to earnings of approximately $2.5 million to write-off the portion of those returns which could not be resold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

  Due to the financial losses and associated decreases in working capital, the Company experienced interruptions in the supply of key components in the first half of fiscal 1996. As a result of negotiations held with key suppliers to refinance outstanding liabilities, approximately $50.8 million of accounts payable was converted to fixed payment notes and debentures, payable over six months to three years. Subsequently, certain of the suppliers have exchanged the notes for the Company's Common Stock, including $2.3 million converted as of September 30, 1996. See "Factors That May Affect Future Results--Shortages of Critical Components; Absence of Supply Contracts; Supplier Workouts." As a result of the Company's completion of recent financing transactions and other efforts by management to improve SyQuest's balance sheet, a number of the Company's suppliers have begun to transition from doing business with the Company on a C.O.D. basis and are selling to the Company under more standard commercial terms. Many of SyQuest's key suppliers are continuing to do business with SyQuest on a C.O.D. basis only, however, which places demands on the Company's available cash resources that may limit its financial flexibility and its ability to meet market demand for its products.

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

  As of September 30, 1996, the Company had $3.2 million in unrestricted cash and cash equivalents. During fiscal 1996, the Company used $50.7 million of cash in operating activities and an additional $17.8 million of cash for the purchase of equipment and leasehold improvements. The Company believes that, based on a number of events occurring, the current sources of financing available to the Company will be sufficient to fund the Company's planned level of operations only into the second quarter of fiscal 1997, and the Company will need additional funds for new product introduction, for production and working capital and to pay suppliers. The Company is presently negotiating other possible equity investments into the Company but there can be no assurance that any of such negotiations will be successful. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the Company's products, the progress of the Company's product development efforts, the availability of critical components, the Company's strategic alliances, if any, for the manufacture of its products, and the Company's inventory and accounts receivable management. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. See "Factors That May Affect Future Results--Convertible Securities, Warrants and Options; Potential Dilution and Adverse Impact on Additional Financing." There can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company. The inability to obtain needed funding on satisfactory terms would have a material adverse effect on the Company's business and financial results.

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

CONVERTIBLE SECURITIES, WARRANTS AND OPTIONS; POTENTIAL DILUTION AND ADVERSE IMPACT ON ADDITIONAL FINANCING

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

UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCTS

  The Company's future success will depend upon market acceptance of its new products and upon the Company's ability to establish its new products as industry standards. The Company introduced its EZFlyer 230 in June 1996. The EZFlyer 230 is a newly designed product for the Company with 230 megabytes of capacity, which the Company began to ship in significant volume in July 1996. While the Company believes that early indications of market acceptance of the EZFlyer 230 are favorable, the product has only recently been introduced and there can be no assurance that the level of acceptance will continue or grow due to uncertainties regarding the market for the EZFlyer 230 and the competition it is facing. The Company continues to refine the EZFlyer 230 and there can be no assurance that the Company will not experience problems or delays if and when it attempts to manufacture and ship the EZFlyer 230 in higher volumes.

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

  The SyQuest technology is different from the most widely used data storage devices today (hard disk drives, floppy disk drives and CD-ROM drives). No new type of read/writable data storage device has achieved widespread market acceptance in recent years and there can be no assurance that the Company's new products will achieve market acceptance. Whether the Company's new products will achieve significant market acceptance will depend upon a number of factors, including the price, performance and other characteristics of competing solutions introduced by other vendors, the timing of the introduction of such products, and the success of the Company in establishing OEM arrangements for the Company's new products. See "Factors That May Affect Future Results--Competition" and "- Shortages of Critical Components; Absence of Supply Contracts; Supplier Workouts." There can be no assurance that the Company will be successful in satisfying any of these factors. In addition, the two formats of removable-media storage which have gained widespread market acceptance to date--floppy disk drives and CD-ROM drives--are both used by software manufacturers as a means of software distribution. The Company's products are not currently used for software distribution. The failure of the Company's new products to achieve widespread commercial acceptance would have a material adverse effect on the Company's business and financial results.

INTRODUCTION OF EZFLYER 230; DISCONTINUATION OF EZ135

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

  The Company introduced its EZFlyer 230 on June 3, 1996. Commercial shipments of the EZFlyer 230 commenced in June 1996, and the Company began to ship the EZFlyer 230 in significant volume in July 1996. Revenue in the fourth fiscal quarter of 1996 was $12.7 million for the EZFlyer 230, representing 28% of total revenue. There can be no assurance that the market acceptance of the EZFlyer 230 will continue or that the level of acceptance will grow.

SHORTAGES OF CRITICAL COMPONENTS; ABSENCE OF SUPPLY CONTRACTS; SUPPLIER
WORKOUTS

  Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. During the 1996 fiscal year, the Company experienced disruption in its supply of certain components for a number of reasons including the shortage of cash to pay suppliers. Component shortages due to limited cash availability affected the Company's ability to produce EZFlyer 230 products and limited the Company's ability to implement certain cost reduction and productivity improvement plans. Moreover, the Company may continue to experience difficulty in the future in obtaining a sufficient supply of many key components due to the shortage of cash to pay suppliers and other reasons. A disruption in the supply of key components would have a material adverse affect on the Company's ability to generate sales and the ability to cuccessfully launch the SyJet products.

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

COMPETITION

  The data storage industry is highly competitive. The Company believes that its products compete most directly with other removable-media data storage devices, such as disk drives offered by Iomega Corporation and magneto optical disk drives. Although the Company believes that its products offer performance and certain other advantages over most other removable-media storage devices available today, the Company believes that the price/performance levels of existing removable-media products will improve and that other companies will introduce new removable-media storage devices. Accordingly, the Company believes its products will face increasingly intense competition. In particular, a consortium comprising Compaq Computer, 3M, Insite and Matsushita-Kotobuki Electronics Industries Ltd. has announced and is selling the LS120, a high- capacity floptical drive that is compatible with conventional floppy disks. Each of Mitsubishi Electric Corp. and Mitsumi has also announced that it plans to manufacture a high capacity, floppy drive that is downward compatible with existing floppy diskettes. If successfully marketed, these drives would compete with the Company's EZ products. The Iomega Zip drive, a high capacity floppy disk drive, is a competitor to EZFlyer 230. The JAZ drive is Iomega's first removable hard drive and competes directly with SyQuest's products. In addition, to the extent that SyQuest drives are used for incremental primary storage capacity, they also compete with conventional hard disk drives. Finally, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

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

TECHNOLOGICAL CHANGE AND NEW PRODUCTS

  The Company operates in an industry that is subject both to rapid technological change and rapid change in consumer demands. For example, over the last 10 years the typical hard disk drive included in a new personal computer has increased in capacity from approximately 40 megabytes (MBs) to 1 gigabyte (GB) or more, while the market price per megabyte of a hard disk drive has dramatically decreased. The Company's future success will depend in significant part on its ability to develop and introduce, in a continuous and timely manner, new removable disk drive products with improved features, and to develop and manufacture those new products within a cost structure that enables the Company to sell such products at lower prices than those of comparable products today. In addition, the Company depends on technological developments from other vendors for the components in its products (such as heads, semiconductor devices and media). The Company has recently introduced its EZFlyer 230 which is targeted for sale to the Company's traditional customer base in the desktop publishing, prepress and service bureau segments, as well as to a broad array of users in the SOHO (Small Office/Home Office) market segment. The SyJet 1.5 GB removable cartridge hard drive is targeted towards computer, audio and video OEMs, as well as retail, the Company's traditional customer base and the SOHO market segment. The Company believes that this product will compete with the Iomega JAZ. There can be no assurance that the Company will be successful in developing, manufacturing and marketing cost effective products (including the EZFlyer 230 and the SyJet 1.5 GB) that meet both the performance and price demands of the data storage market.

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

VOLATILITY OF STOCK PRICE; ABSENCE OF DIVIDENDS

  The market prices for shares of high technology companies including the securities of SyQuest have been volatile. The Company's Common Stock has recently experienced substantial levels of short selling, which has depressed the market price, and increased the volatility of the market price, of the Company's Common Stock. Factors such as announcements of technological innovations or new products by the Company or its competitors, variations in the Company's quarterly operating results, continued high levels of short selling of the Common Stock, or general economic or stock market conditions unrelated to the Company's operating performance may have material adverse effects on the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources. See "Risk Factors--Class Action and Shareholder Derivative Lawsuits."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For the years ended September 30, 1996, 1995, and 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors..........................  29
Consolidated Balance Sheets--September 30, 1996, and 1995..................  30
Consolidated Statements of Operations--Years Ended September 30, 1996,
 1995, and 1994............................................................  31
Consolidated Statements of Stockholders' Equity--Years Ended September 30,
 1996, 1995, and 1994......................................................  32
Consolidated Statements of Cash Flows--Years Ended September 30, 1996,
 1995, and 1994............................................................  33
Notes to Consolidated Financial Statements.................................  35

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

                                          Ernst & Young LLP

San Jose, California
December 11, 1996

                            SYQUEST TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1996       1995
                                                           ---------  --------
                                                             (IN THOUSANDS,
                                                           EXCEPT SHARE DATA)
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $   3,470  $ 29,248
  Short-term investments..................................       200       400
  Accounts receivable.....................................    30,341    55,653
  Inventories.............................................    10,538    34,213
  Prepaid expenses and deposits...........................     2,471     2,066
  Deferred income taxes...................................       --     13,254
                                                           ---------  --------
Total current assets......................................    47,020   134,834
Property, equipment and leasehold improvements:
  Equipment...............................................    49,340    47,291
  Furniture and fixtures..................................     2,710     2,667
  Property and leasehold improvements.....................     9,896     7,832
                                                           ---------  --------
                                                              61,946    57,790
  Accumulated depreciation and amortization...............    34,765    31,070
                                                           ---------  --------
                                                              27,180    26,720
Other assets..............................................       981     3,130
                                                           ---------  --------
                                                           $  75,181  $164,684
                                                           =========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable........................................ $  23,917  $ 41,213
  Bank borrowings.........................................    19,268       --
  Accrued compensation and benefits.......................     3,811     5,206
  Provision for losses on purchase commitments............       --     10,510
  Accrued expenses and other liabilities..................    14,860    15,210
  Income taxes payable....................................     1,966       355
  Current portion, long-term debt.........................    20,549       --
                                                           ---------  --------
Total current liabilities.................................    84,371    72,494
Deferred rent.............................................       192       276
Long-term debt............................................    20,971       --
Deferred income taxes.....................................       --      8,726
Commitments and contingencies.............................       --        --
Stockholders' equity (deficit):
  Preferred stock, $.001 par value:
    Authorized shares--4,000,000; issued and outstanding
     shares--19,193 in 1996 and none in 1995..............        18       --
    Liquidation preference--$19,208
  Common stock, $.001 par value:
    Authorized shares--60,000,000; issued and outstanding
     shares--12,312,769 in 1996 and 11,323,974 in 1995....        14        13
  Additional paid-in capital..............................   102,580    79,489
  Treasury common stock at cost--1,225,000 shares in 1996
   and 1995...............................................   (12,855)  (12,855)
  Retained earnings (deficit).............................  (120,110)   16,541
                                                           ---------  --------
Total stockholders' equity (deficit)......................   (30,353)   83,188
                                                           ---------  --------
                                                           $  75,181  $164,684
                                                           =========  ========

                            See accompanying notes.

                            SYQUEST TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEARS ENDED SEPTEMBER 30,
                                       -----------------------------------------
                                           1996           1995          1994
                                       -------------  ------------  ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.........................  $ 200,407      $299,544      $221,001
Cost of revenues.....................    248,693       248,497       160,342
                                       ---------      --------      --------
Gross profit(loss)...................    (48,286)       51,047        60,659
Operating expenses:
  Selling, general, and
   administrative (includes provision
   for losses on accounts receivable
   of $5,839 in 1996, $2,008 in 1995,
   and $3,151 in 1994)...............     51,743        44,264        37,566
  Research and development...........     25,920        23,892        17,967
  Restructuring charges..............      4,727           --            --
                                       ---------      --------      --------
Total operating expenses.............     82,390        68,156        55,533
                                       ---------      --------      --------
Income (loss) from operations........   (130,676)      (17,109)        5,126
Other income and (expense)...........     (1,938)          468           337
  Interest income....................        192         1,134         1,193
Interest (expense)...................     (1,229)          --            --
                                       ---------      --------      --------
Income (loss) before income taxes and
 cumulative effect of accounting
 change..............................   (133,651)      (15,507)        6,656
  Provision (benefit) for income
   taxes.............................      3,000        (3,721)        1,597
                                       ---------      --------      --------
  Income (loss) before cumulative
   effect of accounting change.......   (136,651)      (11,786)        5,059
  Cumulative effect of change in
   method of accounting for income
   taxes.............................        --            --            346
                                       ---------      --------      --------
  Net income (loss)..................  $(136,651)     $(11,786)     $  5,405
                                       =========      ========      ========
  Income (loss) per share:
Primary:
  Income(loss) before cumulative
   effect of accounting change.......  $  (12.38)     $  (1.07)     $    .43
  Cumulative effect of accounting
   change............................        --            --            .03
                                       ---------      --------      --------
  Net income (loss) per share........  $  (12.38)     $  (1.07)     $    .46
                                       =========      ========      ========
  Common and common equivalent shares
   used in computing per share
   amounts...........................     11,497        11,063        11,647
                                       =========      ========      ========


                            See accompanying notes.

                            SYQUEST TECHNOLOGY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          PREFERRED STOCK       COMMON STOCK
                          -------------------   --------------
                                                               ADDITIONAL TREASURY  RETAINED
                                                                PAID-IN    COMMON   EARNINGS
                          SHARES     AMOUNT     SHARES  AMOUNT  CAPITAL    STOCK    (DEFICIT)    TOTAL
                          -------    --------   ------  ------ ---------- --------  ---------  ---------
                                                     (IN THOUSANDS)
BALANCE AT OCTOBER 1,
 1993...................       --          --   11,283   $12    $ 72,221  $ (5,611) $  22,922  $  89,544
Stock options exercised.       --          --       88   --          497       --         --         497
Shares issued under the
 Employee Stock Purchase
 Plan...................       --          --       79   --          736       --         --         736
Purchase of treasury
 stock at cost..........       --          --     (625)  --          --     (6,044)       --      (6,044)
Income tax benefit from
 stock options
 exercised..............       --          --      --    --          642       --         --         642
Stock option
 compensation...........       --          --      --    --           65       --         --          65
Net income..............       --          --      --    --          --        --       5,405      5,405
                           -------    --------  ------   ---    --------  --------  ---------  ---------
BALANCE AT SEPTEMBER 30,
 1994...................       --          --   10,825    12      74,161   (11,655)    28,327     90,845
Stock options exercised.       --          --      502     1       2,932       --         --       2,933
Shares issued under the
 Employee Stock Purchase
 Plan...................       --          --       97   --        1,061       --         --       1,061
Purchase of treasury
 stock at cost..........       --          --     (100)  --          --     (1,200)       --      (1,200)
Income tax benefit from
 stock options
 exercised..............       --          --      --    --        1,321       --         --       1,321
Stock option
 compensation...........       --          --      --    --           14       --         --          14
Net income (loss).......       --          --      --    --          --        --     (11,786)   (11,786)
                           -------    --------  ------   ---    --------  --------  ---------  ---------
BALANCE AT SEPTEMBER 30,
 1995...................       --          --   11,324    13      79,489   (12,855)    16,541     83,188
Stock options exercised.       --          --      386     1       1,421       --         --       1,422
Shares issued under the
 Employee Stock Purchase
 Plan...................       --          --       64   --          350       --         --         350
Issuance of preferred
 stock..................        20          19     --    --       18,981       --         --      19,000
Debt to equity
 conversion.............       --          --      371   --        2,338       --         --       2,338
Conversion of preferred
 stock to common stock..        (1)         (1)    168   --            1       --         --         --
Net income (loss).......       --          --      --    --          --        --    (136,651)  (136,651)
                           -------    --------  ------   ---    --------  --------  ---------  ---------
BALANCE AT SEPTEMBER 30,
 1996...................        19    $     18  12,313   $14    $102,580  $(12,855) $(120,110) $ (30,353)
                           =======    ========  ======   ===    ========  ========  =========  =========

                            See accompanying notes.

                            SYQUEST TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED SEPTEMBER 30,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 ---------  --------  --------
                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..............................  $(136,651) $(11,786) $  5,405
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization................     10,578     8,052     7,129
    Deferred income taxes......................      4,528    (4,227)   (1,675)
    Stock option compensation..................        --         14        65
    Deferred rent..............................        (84)       12        34
    Loss on disposal of equipment and leasehold
     improvements..............................      6,782        99        63
  Changes in operating assets and liabilities:
    Accounts receivable........................     25,312    (8,934)  (14,569)
    Inventories................................     23,675   (22,065)   (1,487)
    Prepaid expenses and deposits..............       (405)     (359)     (991)
    Accounts payable...........................     13,413    15,161    11,036
    Accrued compensation and benefits..........     (1,395)    1,677      (437)
    Provision for losses on purchase
     commitments...............................      2,282    10,510       --
    Accrued expenses and other liabilities.....       (350)    5,455     2,058
    Income taxes payable (refundable)..........      1,611    (1,144)    3,462
                                                 ---------  --------  --------
Net cash provided by (used in) operating
 activities....................................    (50,704)   (7,535)   10,093

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
 improvements..................................        --    (12,509)   (7,743)
Purchase of short-term investments.............        200    (3,178)   (7,603)
Proceeds from sale of short-term investments...    (17,820)    4,493     5,895
Investment in Silmag...........................        --     (2,100)      --
Other..........................................         (5)    1,301        44
                                                 ---------  --------  --------
Net cash used in investing activities..........    (18,295)  (11,993)   (9,407)

FINANCING ACTIVITIES
Purchase of treasury stock.....................        --     (1,200)   (6,044)
Payments of long-term debt.....................       (426)      --        --
Net borrowings under line of credit agreements.     22,875       --        --
Proceeds from sale of common stock and exercise
 of stock options and warrants.................      1,772     3,994     1,233
Proceeds from sale of preferred stock..........     19,000       --        --
                                                 ---------  --------  --------
Net cash provided by (used in) financing
 activities....................................     43,221     2,794    (4,811)
                                                 ---------  --------  --------
Decrease in cash and cash equivalents..........    (25,778)  (16,734)   (4,125)
Cash and cash equivalents at beginning of year.     29,248    45,982    50,107
                                                 ---------  --------  --------
Cash and cash equivalents at end of year.......  $   3,470  $ 29,248  $ 45,982
                                                 =========  ========  ========

                            See accompanying notes.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Supplemental information on noncash investing and financing activities, in thousands:

     Conversion of preferred to Common Stock............................ $  738
     Conversion of accounts payable to Common Stock..................... $2,338

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

  Cash paid for interest expense in fiscal year 1996 was approximately $0.9 million.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1996


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

INCOME (LOSS) PER SHARE

  At September 30, 1996, the Company had 19,193 shares of convertible preferred stock issued and outstanding with an assured incremental yield embedded in the conversion terms. Included in the computation of earnings per share is a $5.7 million charge for the embedded yield for the discount from the average fair market value of the common stock for the five trading days prior to September 30, 1996 times the number of common shares reserved for conversion.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1996


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

                            SYQUEST TECHNOLOGY, INC.

                               SEPTEMBER 30, 1996


  The following tables summarize the Company's operations in different geographic areas:

                                                      ADJUSTMENTS
                           NORTH                          AND
                          AMERICA   EUROPE  FAR EAST  ELIMINATIONS CONSOLIDATED
                         ---------  ------- --------  ------------ ------------
                                            (IN THOUSANDS)
1996
Sales to unaffiliated
 customers.............. $ 131,122  $57,235 $ 12,050   $     --     $ 200,407
Transfers between
 geographic locations... $  27,060  $21,718 $228,288   $(277,066)   $     --
Income (loss) from
 operations............. $(107,274) $   452 $(20,187)  $  (3,667)   $(130,676)
Identifiable assets..... $  33,837  $ 2,536 $ 49,626   $ (10,818)   $  75,181

1995
Sales to unaffiliated
 customers.............. $ 186,276  $   --  $113,268   $     --     $ 299,544
Transfers between
 geographic locations... $   8,590  $   --  $256,106   $(264,696)   $     --
Income (loss) from
 operations............. $ (20,973) $   --  $  5,618   $  (1,754)   $ (17,109)
Identifiable assets..... $  97,008  $   --  $ 73,483   $  (5,807)   $ 164,684

1994
Sales to unaffiliated
 customers.............. $ 144,123  $   --  $ 76,878   $     --     $ 221,001
Transfers between
 geographic locations... $  31,142  $   --  $166,037   $(197,179)   $     --
Income (loss) from
 operations............. $     793  $   --  $  4,395   $     (62)   $   5,126
Identifiable assets..... $ 106,411  $   --  $ 37,228   $  (4,138)   $ 139,501

  Sales and transfers between geographic areas generally provide a profit after coverage of all manufacturing costs. Income from operations is total net revenues less operating expenses.

  The identifiable assets by geographic area are those assets used in the Company's operations in each area.

3. SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
Accounts receivable:
  Accounts receivable......................................... $36,035  $58,488
  Less allowance for doubtful accounts........................  (5,694)  (2,835)
                                                               -------  -------
                                                               $30,341  $55,653
                                                               =======  =======
Inventories:
  Raw materials............................................... $ 5,005  $22,258
  Work-in-process.............................................   4,481    8,564
  Finished goods..............................................   1,052    3,391
                                                               -------  -------
                                                               $10,538  $34,213
                                                               =======  =======
Accrued expenses and other liabilities:
  Accrued warranty............................................ $ 6,757  $ 5,676
  Co-op advertising/Market development funds..................   2,999    5,314
  Other.......................................................   5,104    4,220
                                                               -------  -------
                                                               $14,860  $15,210
                                                               =======  =======

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1996


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

                            SYQUEST TECHNOLOGY, INC.

                               SEPTEMBER 30, 1996


  Lines of credit, term loan and notes payable obligations consist of the following:

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1996          1995
                                                    ------------- -------------
                                                          (IN THOUSANDS)
BANK BORROWINGS
  Line of Credit, interest payable at the rate of
   highest LIBOR rate plus 4.825% (10.25% at
   September 30, 1996).............................    $14,729        $--
  Line of Credit, principal and interest due on
   demand, interest rate 8.275%, secured by land
   and buildings...................................      4,010         --
  Overdraft rider to term loan.....................        529         --
                                                       -------        ----
    Total bank borrowings..........................     19,268         --
LONG-TERM DEBT
  Term Loan, principal payments deferred until July
   1997, interest rate 9.15% at September 30, 1996;
   secured by land and buildings...................      3,607         --
  Subordinated Debenture, $2,775,000 of principal
   can be converted to Common Stock................      7,252         --
  Notes Payable to suppliers, principal and
   interest payable over six to thirty-six months,
   interest rate 10%...............................     30,661         --
                                                       -------        ----
    Total long-term debt...........................     41,520         --
                                                       -------        ----
Total Debt.........................................     60,788         --
Less amounts due within one year...................     39,817         --
                                                       -------        ----
Due after one year.................................    $20,971        $--
                                                       -------        ----

  Future minimum payments on lines of credit, term loan and notes payable are as follows (in thousands):

     1997............................................................... $39,817
     1998...............................................................  15,260
     1999...............................................................   3,187
     2000...............................................................     361
     2001...............................................................     361
     Due after 2001.....................................................   1,802
                                                                         -------
     Total minimum payments............................................. $60,788
                                                                         =======

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1996


5. INCOME TAXES

  The income tax provisions for fiscal 1996, 1995, and 1994 consist of the following:

                                                        1996     1995     1994
                                                       -------  -------  ------
                                                           (IN THOUSANDS)
   FEDERAL:
     Current.......................................... $(1,528) $  (421) $1,455
     Deferred.........................................   3,197   (2,578)     79
                                                       -------  -------  ------
                                                         1,669   (2,999)  1,534
   STATE:
     Current..........................................     --       181     324
     Deferred.........................................   1,331     (928)   (279)
                                                       -------  -------  ------
                                                         1,331     (747)     45
   FOREIGN:
     Current..........................................     --        25      18
                                                       -------  -------  ------
   PROVISION (BENEFIT) FOR INCOME TAXES............... $ 3,000  $(3,721) $1,597
                                                       =======  =======  ======

  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse. The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1996          1995
                                                     ------------- -------------
                                                           (IN THOUSANDS)
DEFERRED TAX ASSETS
  Credit carryforwards..............................   $  1,894       $ 1,773
  Receivable reserves...............................      2,979           879
  Warranty reserves.................................      1,575         1,152
  Inventory valuation reserve.......................      7,142         7,668
  Accrued expenses..................................      2,496         1,561
  Depreciation of property, plant and equipment.....        560           --
  Domestic and foreign tax net operating losses.....     38,997           728
  Other.............................................        --            221
                                                       --------       -------
Total deferred tax assets...........................     55,643        13,982
Valuation allowance.................................    (50,061)         (728)
                                                       --------       -------
Net deferred tax assets.............................      5,582        13,254
DEFERRED TAX LIABILITIES
  Unremitted income of foreign subsidiaries.........     (5,582)       (8,417)
  Depreciation of property, plant and equipment.....        --           (309)
                                                       --------       -------
Total deferred tax liabilities......................     (5,582)       (8,726)
                                                       --------       -------
Net deferred tax assets.............................   $    --        $ 4,528
                                                       ========       =======

  Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1996

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

  The reconciliation of income taxes provided at the federal statutory rate to the income tax provision follows:

                                                        1996     1995     1994
                                                      --------  -------  ------
                                                          (IN THOUSANDS)
   Income taxes (benefit) computed at the federal
    statutory rate..................................  $(46,610) $(5,272) $2,263
   State income taxes (benefit) net of federal
    income taxes effect.............................       --      (511)     30
   Foreign losses for which no current tax benefit
    is recognizable.................................     1,366      --      --
   Taxes provided on earnings of foreign
    subsidiaries previously considered to be
    permanently invested in non-US operations.......       --     1,768     --
   Benefit from net earnings of foreign subsidiaries
    considered to be permanently invested in non-US
    operations......................................       --       --     (652)
   Utilization of tax credits.......................       --      (566)   (227)
   Valuation allowance for deferred tax assets......    48,244      427     300
   Other............................................       --       433    (117)
                                                      --------  -------  ------
                                                      $  3,000  $(3,721) $1,597
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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1996

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

  In the quarter ended June 30, 1996 the Company recorded a $1.9 million charge for restructuring costs associated with the consolidation and closure of several of its administrative support locations. Actual charge in the quarter ended September 30, 1996, were approximately $0.5 million associated with the write-off of fixed assets, $0.5 million of severance compensation, and $0.1 million for remaining lease obligations. As of September 30, 1996, the consolidation of one location was substantially complete, $0.8 million of the charge was reversed due to the Company's decision to continue operations at one of the locations, and $0.6 million remains accrued to cover remaining exit costs.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1996


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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1996


  The following table summarizes stock option activity under the Plan and the Director Plan:

                                                 OPTION PRICE
                                  --------------------------------------------
                                   SHARES     PER SHARE (RANGE)     AGGREGATE
                                  --------  ---------------------- -----------
                                               LOW        HIGH
                                            ---------- -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Outstanding at September 30,
    1993.........................    1,999  $      .30 $     28.25 $   17,433
     Granted.....................      750        9.00       11.63      7,189
     Exercised...................      (88)        .30       18.00       (497)
     Canceled....................     (360)       1.25       28.25     (5,948)
                                  --------  ---------- ----------- ----------
   Outstanding at September 30,
    1994.........................    2,301         .30       27.25     18,177
                                  --------  ---------- ----------- ----------
     Granted.....................      833       11.50       16.75     11,865
     Exercised...................     (502)        .30       12.50     (2,933)
     Canceled....................     (431)       7.50       27.25     (6,176)
                                  --------  ---------- ----------- ----------
   Outstanding at September 30,
    1995.........................    2,201         .30       24.25     20,933
                                  --------  ---------- ----------- ----------
     Granted.....................    2,247        4.94       11.38     13,877
     Exercised...................     (386)        .30       12.50     (1,421)
     Canceled....................   (1,306)        .30       24.25    (12,923)
                                  --------  ---------- ----------- ----------
   Outstanding at September 30,
    1996.........................    2,756  $      .30 $     24.25 $   20,466
                                  ========  ========== =========== ==========

  At September 30, 1996, options to purchase 627,538 shares were exercisable, and 1,813,926 shares were available for grant.

  The following table summarizes shares of Common Stock reserved for future issuance by the Company under the Company's stock option and purchase plans as of September 30, 1996:

     1991 stock option plan........................................... 4,070,232
     Director stock option plan.......................................   500,000
      Shares reserved for conversion of preferred stock............... 4,020,318
      Shares reserved for conversion of warrants......................   100,000
     Employee stock purchase plan.....................................   203,133
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

  The Purchase Plan is implemented by a single offering for each six- month period commencing on approximately February 1 and August 1 of each year. The Purchase Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock as of the first day or as of the last day of each offering period. As of September 30, 1996, 296,867 shares of common stock had been issued under the Purchase Plan.

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

  JOSEPH BAIA, age 65, has been Vice President of Operations at Indigita Corporation since September 1996. From September 1995 to September 1996, Mr. Baia was an independent consultant in the area of operations and management. From 1994 to September 1995, Mr. Baia was a consultant to Q Logic Corporation acting in the capacity of Vice President of Manufacturing and Quality. From 1988 to 1993, Mr Baia was President of Manufacturing Concepts and Technologies, Inc., a consulting firm.

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

  EDWIN L. HARPER, age 52, joined the Company as President in May 1996 and has served as both President and Chief Executive Officer of the Company since June 1996. Prior to joining the Company, from May 1993 to April 1996, Mr. Harper was President and Chief Executive Officer of Combyte, Inc., a manufacturer of storage products. Mr. Harper was employed by Colorado Memory Systems, Inc., a manufacturer of tape storage products, in various capacities from 1988 to 1993, including as President and Chief Executive Officer immediately prior to his departure. Mr. Harper serves on the Board of Directors of McAfee Associates, Inc. and Apex PC Solutions, Inc.

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

  The Audit Committee, which consists of Messrs. Kramlich and Caplan, met two times during fiscal 1996. The Audit Committee makes recommendations to the Board of Directors concerning the employment of independent accountants, the audited and unaudited financial statements of the Company, and the Company's financial and accounting controls and systems.

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

OTHER EXECUTIVE OFFICERS

  The following are additional executive officers of the Company. All executive officers serve at the discretion of the Board of Directors, subject to the terms of any employment agreements:

  CHESTER A. BROWN, Jr., age 58, was named Executive Vice President, Sales and Marketing of the Company in February 1996. Prior to joining the Company, from April 1994 to December 1995, he served as President and CEO of Cubic Memory Incorporated, a direct random access memory array manufacturer. From February 1993 to April 1994, Mr. Brown was Vice President of Marketing and Operations of Q Logic Corporation, a fast input/output semiconductor company. Mr Brown has served as a member of the board of directors of Prisma Devices, Inc., a high end video semiconductor company, from January 1990 until the present.

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

  THOMAS C. TOKOS, age 44, joined the Company in December 1996 as Vice President, General Counsel and Secretary. From October 1994 until joining the Company, Mr. Tokos was Assistant General Counsel and Assistant Secretary of VLSI Technology, Inc., a semiconductor manufacturer. Mr. Tokos was a partner in the corporate law firm of Keck, Mahin & Cate from March 1993 to September 1994 and was associated with the corporate law firm of Shearman & Sterling from 1988 to 1993.

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

                          SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                         COMPENSATION
                                                    ANNUAL COMPENSATION     AWARDS
                                                    -------------------- ------------
                                                                          NUMBER OF
                                                                            SHARES
                                                                          UNDERLYING   ALL OTHER
                                             FISCAL                        OPTIONS    COMPENSATION
   NAME AND PRINCIPAL POSITIONS               YEAR  SALARY ($) BONUS ($)   GRANTED        ($)
   ----------------------------              ------ ---------- --------- ------------ ------------
   Edwin L. Harper (1).....................   1996   113,665        0      390,000       14,175(2)
    President and Chief Executive Officer
   Edward L. Marinaro (3)..................   1996    99,662        0      390,000        8,500(4)
    Chairman of the Board
   Chester A. Brown........................   1996   161,267        0      100,000        1,000(5)
    Executive Vice President, Sales
    and Marketing
   Dale W. Pilgeram (6)....................   1996   139,927        0      100,000        1,000(7)
    Vice President, Chief Technical Officer
   Syed H. Iftikar (8).....................   1996   314,765        0       20,000        1,000(8)
    Chairman of the Board,                    1995   320,811        0            0        1,000(9)
    President and Chief Executive Officer     1994   319,992        0       45,000          500(9)
   Michael J. Perez (10)...................   1996    16,538        0            0      188,574(11)
    Senior Vice President-Finance,            1995   215,543        0            0            0
    Chief Financial Officer                   1994   203,342        0            0            0
   Robert E. Lyon (12).....................   1996   187,039        0        9,750            0
    Vice President, Human Resources           1995   127,778        0       30,000            0

--------
 (1) Joined the Company in May 1996. Fiscal 1996 salary includes $29,423, deferred until fiscal 1997 at Mr. Harper's election. Such deferred compensation accrues interest at ten percent per annum, compounded quarterly.
 (2) Represents moving expenses.
 (3) Joined the Company in May 1996. Fiscal 1996 salary includes $29,423, deferred until fiscal 1997 at Mr. Marinaro's election. Such deferred compensation accrues interest at ten percent per annum, compounded quarterly.
 (4) Represents the Company's maximum contribution to Mr. Marinaro's 401(k) plan ($1,000), plus $7,500 paid to Mr. Marinaro for his attendance at meetings of the Board of Directors before he became Chairman of the Board.
 (5) Represents the Company's maximum contribution to Mr. Brown's 401(k) plan.
 (6) Includes $10,000 paid to Mr. Pilgeram as a private contractor prior to his employment with the Company.
 (7) Represents the Company's maximum contribution to Mr. Pilgeram's 401(k) plan.
 (8) Left the Company in July 1996.
 (9) Represents the Company's maximum contribution to Mr. Iftikar's 401(k) plan.
(10) Left the Company in October 1995.
(11) Represents severance compensation paid upon departure from the Company.
(12) Left the Company in August 1996.

  The following table sets forth information with respect to each grant of options to purchase the Company's Common Stock made during the last fiscal year to each of the Named Executive Officers named in the Summary Compensation Table.

                         OPTION GRANTS IN FISCAL 1996

                                                                          POTENTIAL
                                                                         REALIZABLE
                                                                          VALUE AT
                                                                       ASSUMED ANNUAL
                                                                       RATES OF STOCK
                                                                            PRICE
                                                                        APPRECIATION
                                                                         FOR OPTION
                                      INDIVIDUAL GRANTS                    TERM(3)
                         --------------------------------------------- ---------------
                                      % OF TOTAL
                         NUMBER OF     OPTIONS
                         SECURITIES   GRANTED TO  EXERCISE
                         UNDERLYING   EMPLOYEES   OR BASE
                          OPTIONS     IN FISCAL   PRICE(2)  EXPIRATION
NAME                     GRANTED(1)      YEAR    ($/SHARES)    DATE      5%      10%
----                     ----------   ---------- ---------- ---------- ------- -------
Edwin L. Harper.........  390,000(4)    18.247     4.9380    05/13/01  415,026 893,773
Edward L. Marinaro......    5,000       0.2339     6.7180    02/28/03    7,239  15,589
                          385,000(5)   18.0135     4.9380    05/13/01  409,705 882,314
Chester A. Brown........   60,000(4)    2.8073     7.3750    02/28/01   95,362 205,364
                           40,000(4)    1.8715     4.9380    05/13/01   42,567  91,669
Dale W. Pilgeram........   40,000(4)    1.8715     7.0000    02/28/01   63,574 136,910
                           60,000(4)    2.8073     4.9380    05/13/01   63,850 137,504
Syed H. Iftikar (6).....   20,000(6)    0.9357    11.3750    02/28/01      (6)     (6)
Robert E. Lyon..........    7,500       0.3509     7.3750    02/28/01      (6)     (6)
                            2,250       0.1025     4.9380    05/13/01
Michael J. Perez........      --           --         --          --       --       --

--------
(1) All options were granted under the Company's 1991 Stock Option Plan, except with respect to Mr. Marinaro, who has 5,000 shares under the 1992 Non-Employee Directors Plan.
(2) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock as determined by reference to the closing price reported on the Nasdaq National Market system on the last trading day prior to the date of grant. Exercise price and tax withholding obligations may be paid in cash or by an alternate method of payment if authorized by the Board of Directors, such as by delivery of already-owned shares subject to certain conditions, or pursuant to a cashless exercise procedure.
(3) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant to the expiration date. These values are calculated as a result of regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, are dependent on the future market price of the Company's stock. Gains are reported net of the option exercise price but before taxes associated with exercise.
(4) Options vest over four years.
(5) 128,334 vested immediately upon grant date and the remaining 261,666 will vest over three years.
(6) Not applicable to Mr. Iftikar's and Mr. Lyon's options, which expired on termination of their respective employment with the Company.

  The following table sets forth information with respect to option exercises and year-end stock option values for each of the Named Executive Officers.

               AGGREGATED OPTIONS EXERCISED IN FISCAL YEAR 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                           SHARES                    OPTIONS AT FY-END           AT FY-END(1)
                          ACQUIRED      VALUE    ------------------------- -------------------------
          NAME           ON EXERCISE REALIZED(1) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Edwin Harper............       --          --          --       390,000          --      $536,250
Edward Marinaro.........       --          --      128,334      261,666     $176,459     $352,916
Chester Brown...........       --          --          --        40,000          --      $ 55,000
Dale Pilgeram...........       --          --          --        60,000          --      $ 82,500
Syed Iftikar............   231,623    $960,032      40,000          --           --           --
Robert Lyon.............       --          --        7,500          --           --           --
Michael Perez...........    25,000    $ 96,875         --           --           --           --

--------
(1) Calculated as the difference between the market value of the Company's Common Stock at exercise date or fiscal year end, as the case may be, and the exercise price.

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

  Pursuant to a written agreement, if there is a change in control of the Company, each of Mr. Harper and Mr. Marinaro, at his option, will be entitled to twelve months salary, his outstanding options will immediately vest and his health benefits continue for 12 months.

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

EMPLOYMENT AGREEMENTS

  The Company has previously reported in its Form 10K/A filed January 28,1997, that it has written employment agreements with certain named executive officers. Although the information previously reported was correct, upon further review, it has been determined that such agreements have not yet been reduced to final form. The Company is in the process of completing these written agreements, the final terms of which may vary from the terms previously discussed in the Form 10K/A.

                            STOCK PERFORMANCE GRAPH

  The Stock Performance Graph below shall not be deemed incorporated by reference in any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts.

  The following line graph compares the cumulative total returns to holders of the Company's Common Stock during the fiscal periods since the Company's initial public offering to September 30, 1996, with the NASDAQ Composite (US) Index and a peer group constructed by the Company, comprising Connor Peripherals, Inc., Maxtor Corporation, Micropolis Corporation, Quantum Corporation, Western Digital Corporation, Iomega Corporation and Exabyte Corporation.(/1/)

  The Stock Performance Graph assumes that $100 was invested on December 18, 1991, at the closing sale price for the Company's Common Stock and in the NASDAQ Composite (US) Index and Peer Group, and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. Returns for the Peer Group are weighted based on market capitalization at each data point.


                       [PERFORMANCE GRAPH APPEARS HERE]

--------
(1) No data is available for Maxtor Corporation, Micropolis Corporation or Connor Peripherals, Inc. after February 1996 because these companies were acquired by other companies.

                               SYQUEST TECHNOLOGY
                       HISTORICAL QUARTERLY PRICE--CLOSE
          RELATIVE TO DISK DRIVE COMPANIES AND SELECTED MARKET INDICES

                                         DEC 91  DEC 91  MAR 92  JUNE 92 SEP 92
                                         ------- ------- ------- ------- -------
SyQuest Technologies, Inc...............   100     122     107     165     135
Peer Group..............................   100     120     139     127     110
NASDAQ Composite (US)...................   100     109     112     104     109
                                         DEC 92  MAR 93  JUNE 93 SEP 93  DEC 93
                                         ------- ------- ------- ------- -------
SyQuest Technologies, Inc...............   200     101      84      82      78
Peer Group..............................   115      83      62      64      90
NASDAQ Composite (US)...................   126     129     131     142     145
                                         MAR 94  JUNE 94 SEP 94  DEC 94  MAR 95
                                         ------- ------- ------- ------- -------
SyQuest Technologies, Inc...............    86      75      83     139      95
Peer Group..............................   108      84      96     100      87
NASDAQ Composite (US)...................   139     135     144     142     155
                                         JUNE 95 SEP 95  DEC 95  MAR 96  JUNE 96
                                         ------- ------- ------- ------- -------
SyQuest Technologies, Inc...............   101     104      78      47      62
Peer Group..............................   121     123      77     110     272
NASDAQ Composite (US)...................   177     198     201     210     227
                                         SEP 96
                                         -------
SyQuest Technologies, Inc...............    50
Peer Group..............................   310
NASDAQ Composite (US)...................   235

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth beneficial ownership of Common Stock of the Company as of December 20, 1996, by (i) each present director, (ii) each executive officer of the Company, including certain former executive officers of the Company named in the Summary Compensation Table set forth below, (iii) all present directors and executive officers as a group, and (iv) all persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock, the only class of voting securities of the Company outstanding. The table does not include the holders of the Company's three classes of convertible preferred stock (collectively, the "Preferred Stock")-- 7% Cumulative Convertible Preferred Stock, Series 1 (the "7% Convertible Preferred"), Convertible Preferred Stock, Series 1 (the "Convertible Preferred"), and 5% Cumulative Convertible Preferred Stock, Series 2 (the "Series 2 Preferred")--because a holder of Preferred Stock is not permitted to convert shares of Preferred Stock at any time when the conversion would result in such holder and its affiliates having beneficial ownership of more than four and nine-tenths percent (the "4.9% Restriction") of the outstanding Common Stock of the Company.(1)

                                                   SHARES OF COMMON STOCK
                                                   BENEFICIALLY OWNED(1)
                                             ----------------------------------
     NAME                                    NUMBER OF SHARES PERCENT OF SHARES
     ----                                    ---------------- -----------------
     Syed H. Iftikar (2)...................     1,096,678            6.72%
      Castlewood Systems
      5000 Hopyard Road, #330
      Pleasanton, CA 94588
     Fletcher International................     1,500,000            9.19%
      c/o Midland Bank Trust Corp. (Cayman)
      P.O. Box 1109, Mary Street
      Grand Cayman, Cayman Islands
      British West Indies
     SAE Magnetics.........................       992,717            6.08%
      185 Martindale Lane
      San Jose, CA 95119
     Edward L. Marinaro (3)................       128,334             *
     Edwin L. Harper.......................           --              *
     C. Richard Kramlich (4)...............       113,844             *
     Joseph Baia (5).......................        30,000             *
     David I. Caplan (6)...................        89,365             *
     Michael Perez.........................           --              *
     Chester Brown.........................           --              *
     Dale Pilgeram.........................           --              *
     Robert E. Lyon........................           --              *
      All current directors and executive
      officers of the Company as a group
      (10 persons).........................       263,334            1.61%
                                                                    -----
                                                                    24.46%

--------
 *Less than one percent.
(1) At December 20, 1996, assuming the 4.9% Restriction did not apply to: (x) the outstanding 7% Convertible Preferred Stock was convertible into approximately 4,394,999 shares of Common Stock (21.21% of the outstanding shares of Common Stock) and holders of the 7% Convertible Preferred Stock also held 1,180,665 shares of Common Stock (7.23% of the outstanding shares of Common Stock); (y) the outstanding Convertible Preferred Stock was convertible into a total of 1,419,367 shares and warrants to purchase a total of 473,123 shares of Common Stock (10.39% of the outstanding shares of Common Stock); and (z) the Series 2 Preferred Stock was convertible into a total of 6,263,981 shares and warrants to purchase a total of 2,088,663 shares of Common Stock (33.84% of the outstanding shares of Common Stock). Except as otherwise noted, the persons named in the table are believed to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

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

                                          SYQUEST TECHNOLOGY, INC.

                                          By: /s/ Edwin L. Harper
                                              ----------------------------------
                                                     Edwin L. Harper
                                              President and Chief Executive
                                                         Officer

Dated: January 28, 1997

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

    (1) Financial Statements. The following Consolidated Financial Statements of SyQuest Technology, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

                                                                           PAGE
                                                                           ----
   Report of Ernst & Young LLP, Independent Auditors......................  34
   Consolidated Balance Sheets--September 30, 1996 and 1995...............  35
   Consolidated Statements of Operations--Years Ended September 30, 1996,
    1995, and 1994........................................................  36
   Consolidated Statements of Stockholders' Equity (Deficit)--Years Ended
    September 30, 1996, 1995, and 1994....................................  37
   Consolidated Statements of Cash Flows--Years Ended September 30, 1996,
    1995 and 1994.........................................................  38
   Notes to Consolidated Financial Statements.............................  40

    (2) Financial Statement Schedule. The following consolidated financial statement schedule of the Company and subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SyQuest Technology, Inc. and subsidiaries.

                  SCHEDULE                                                 PAGE
                  --------                                                 ----
     VIII--Valuation and Qualifying Accounts..............................  62

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                                    EXHIBITS

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 3.1     Restated Certificate of Incorporation of the Company. Incorporated by
         reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K
         for the fiscal period ended September 30, 1995.
 3.2     Amendment to Restated Certificate of Incorporation of the Company.
         Incorporated by reference to Exhibit 3.2 of the Company's Form S-3
         Registration Statement filed December 2, 1996 (File No. 333-17119), as amended and to be amended.
 3.3     By-Laws of the Company. Incorporated by reference to the Company's
         Registration Statement on Form S-1 (File No. 33-43656) filed on
         November 9, 1991.
 4.1     Specimen stock certificate, $.001 par value. Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1
         (File No. 33-43656) filed on December 10, 1991.
 4.2     Corrected Certificate of Designations, Preferences and Rights of 7%
         Cumulative Convertible Preferred Stock, Series 1. Incorporated by
         reference to Exhibit 3.1 of the Company's Current Report on Form 8-K
         dated June 14, 1996.
 4.3     Securities Purchase Agreement, dated as of May 31, 1996, by and among the Company and holders of 7% Cumulative Convertible Preferred Stock,
         Series 1. Incorporated by reference to Exhibit 10.1 of the Company's
         Current Report on Form 8-K dated June 14, 1996.
 4.4     Registration Rights Agreement dated as of May 31, 1996, by and among the Company and holders of 7% Cumulative Convertible Preferred Stock,
         Series 1. Incorporated by reference to Exhibit 10.2 of the Company's
         Current Report on Form 8-K dated June 14, 1996.
 4.5     6% Convertible Subordinated Debenture dated July 15, 1996.
         Incorporated by reference to Exhibit 10.3 of the Company's Form S-3
         Registration Statement No. 333-7369 ("Registration 333-7369").
 4.6     Registration Agreement dated July 15, 1996, among the Company and
         WISRS (Malaysia) SDN.BMP. Incorporated by reference to Exhibit 10.4 of
         Registration 333-7369.
 4.7     Certificate of Designations, Preferences and Rights of Convertible
         Preferred Stock, Series 1, as amended and agreed to be amended.
         Incorporated by Reference to Exhibit 3.1 to the Company's Current
         Report on Form 8-K/A dated October 31, 1996.
 4.8     Certificate of Designations, Preferences and Rights of 5% Cumulative
         Preferred Stock, Series 2. Incorporated by Reference to Exhibit 3.2 to
         the Company's Current Report on Form 8-K/A dated October 31, 1996.
 4.9     Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and the buyers of the Convertible Preferred Stock, Series 1 including the following exhibits: Form of Warrant, Form of
         Registration Rights Agreement, Form of Escrow Agreement and certain
         Schedules to the representations. Incorporated by Reference to Exhibit
         10.1 to the Company's Current Report on Form 8-K/A dated October 31,
         1996.
 4.10    Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant,
         Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to Exhibit 10.2 to the
         Company's Current Report on Form 8-K/A dated October 31, 1996.
 4.11    Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant,
         Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to Exhibit 10.3 to the
         Company's Current Report on Form 8-K/A dated October 31, 1996.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------


 4.12    Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant, Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A dated October 31, 1996.
 4.13    Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant, Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A dated October 31, 1996.
 4.14 Securities Purchase Agreement dated as of September 27, 1996, between the Company and Atmel Corporation, including the exhibit Form of Registration Rights Agreement. Incorporated by Reference to Exhibit
         10.6 to the Company's Current Report on Form 8-K/A dated October 31,
         1996.
 4.15 Securities Purchase Agreement dated as of October 18, 1996, between the Company and Petronic International, Inc., including the exhibit
         Form of Registration Rights Agreement. Incorporated by Reference to
         Exhibit 10.7 to the Company's Current Report on Form 8-K/A dated
         October 31, 1996.
 4.16 Securities Purchase Agreement dated as of October 24, 1996, between the Company and SAE Magnetics (HK) Ltd., including the exhibit Form of Registration Rights Agreement. Incorporated by Reference to Exhibit
         10.8 to the Company's Current Report on Form 8-K/A dated October 31,
         1996.
 4.17 Securities Purchase Agreement dated as of October 25, 1996, between the Company and Freight Solutions International, including the exhibit
         Form of Registration Rights Agreement. Incorporated by Reference to
         Exhibit 10.9 to the Company's Current Report on Form 8-K/A dated
         October 31, 1996.
 4.18    Subscription Agreement dated November 12, 1996, between SyQuest
         Technology, Inc. and Fletcher International Limited, including the
         Annex Warrant Certificate issued November 13, 1996.
 10.1 Form of Indemnification Agreement between the Company and its directors*. Incorporated by reference to the Company's Registration
         Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 10.2 Form of Indemnification Agreement between the Company and its executive officers*. Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33- 43656) filed on December 10, 1991.
 10.3 Industrial Space Lease dated May 15, 1990, between SyQuest Technology and Renco Investment Company covering property located at 47100
         Bayside Parkway in Fremont, California, with other documents related thereto. Incorporated by reference to the Company's Registration
         Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 10.4 Industrial Space Lease dated July 30, 1991, between SyQuest Technology and Renco Investment Company covering property located at Building
         #47, Bayside Parkway in Fremont, California, with other documents related thereto. Incorporated by reference to the Company's
         Registration Statement on Form S-1 (File No. 33-43656) filed on
         November 9, 1991.
 10.5    Tenancy of Flatted Factory Unit dated July 18, 1990, between SyQuest
         Technology (c) and Jurong Town Corporation covering property located at 30 Kallang Place, Singapore. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 10.6    Tenancy of Flatted Factory Unit dated June 26, 1991, between SyQuest
         Technology International and Jurong Town Corporation covering property located at 19 Kallang Avenue, Singapore. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 10.7    Revolving Credit Agreement dated January 1, 1991, among SyQuest
         Technology, First Interstate Bank of California and Silicon Valley
         Bank, together with First Amendment related thereto. Incorporated by reference to the Company's Registration Statement on Form S-1 (File
         No. 33-43656) filed on November 9, 1991.
 10.8    Product License Agreement dated April 1, 1990, between SyQuest
         Technology and PrairieTek Corporation. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656)
         filed on November 9, 1991.
 10.9    SyQuest Technology, Inc. 1991 Stock Option Plan, as amended*.
         Incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1995.
 10.10   Form of Stock Option Grant for SyQuest Technology, Inc 1991 Stock
         Option Plan*. Incorporated by reference to the Company's Registration
         Statement on Form S-8 (File No. 33-46460) filed on March 18, 1992.
 10.11   Policy Regarding Options and Cash Bonuses to be Awarded to Employees
         of Iota Memories Corporation*. Incorporated by reference to the
         Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 10.12   1992 Non-Employee Director Stock Option Plan, as amended*.
         Incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1995.
 10.13   1992 Employee Stock Purchase Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-8 (File
         No. 33-48273) filed on June 9, 1992.
 10.14   Credit Agreement dated January 17, 1992, among the Company and Silicon
         Valley Bank and First National Bank of Boston. Incorporated by
         reference to the Company's Registration Statement on Form S-1 (File
         No. 33-47361) filed on April 21, 1992.
 10.15   Bonus Arrangements for Executive Officers*. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 1995.
 10.16   Amendment No. 2 to Credit Agreement made as of June 10, 1993, among the Company, Silicon Valley Bank and First National Bank of Boston.
         Incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1993.
 10.17   Line of Credit Agreement dated February 28, 1995, with Silicon Valley
         Bank, and Amendment No. 1 thereto. Incorporated by reference to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1995.
 10.18   Line of Credit Agreement with Bank of America. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1995.
 10.19   Amendment No. 2 to Silicon Valley Bank Credit Agreement and Limited
         Waiver dated November 21, 1995. Incorporated by reference to the
         Company's Current Report on Form 8-K dated November 21, 1995.
 10.20   Amendment No. 3 to Silicon Valley Bank Credit Agreement and Limited
         Waiver dated December 27, 1995. Incorporated by reference to the
         Company's Annual Report on Form 10-K for the fiscal period ended
         September 30, 1995.
 11.1    Computation of Earnings Per Share.
 21.1    Subsidiaries of the Company. Incorporated by reference to the
         Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 22.1    Published Report Regarding Special Stockholders Meeting on September
         26, 1996. Incorporated by reference to the Company's Current Report on
         Form 8-K/A dated October 31, 1996.

 EXHIBIT
 NUMBER     DESCRIPTION OF DOCUMENT
 -------    -----------------------
 23.1    Consent of Ernst & Young LLP.
 27      Financial Data Schedule.
 27      Financial Data Schedule.

--------
* A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

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

                                          SyQuest Technology, Inc.

                                                    /s/ Edwin L. Harper
                                          By: _________________________________
                                                      EDWIN L. HARPER
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

Dated: April 16, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ Edwin L. Harper           President, Chief         April 16, 1997
-------------------------------------   Executive Officer
           EDWIN L. HARPER              and Director
                                        (Principal
                                        Executive Officer)

       /s/ Henry C. Montgomery         Executive Vice           April 16, 1997
-------------------------------------   President, Finance
         HENRY C. MONTGOMERY            and Chief Financial
                                        Officer

       /s/ Edward L. Marinaro          Director and             April 16, 1997
-------------------------------------   Chairman of the
         EDWARD L. MARINARO             Board

           /s/ Joseph Baia             Director                 April 16, 1997
-------------------------------------
             JOSEPH BAIA

         /s/ David I. Caplan           Director                 April 16, 1997
-------------------------------------
           DAVID I. CAPLAN

        /s/ Donald P. Landry           Controller               April 16, 1997
-------------------------------------
          DONALD P. LANDRY

                            SYQUEST TECHNOLOGY, INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                            BALANCE AT    ADDITIONS                  BALANCE AT
                            BEGINNING  CHARGED TO COSTS                END OF
        DESCRIPTION         OF PERIOD    AND EXPENSES   DEDUCTIONS     PERIOD
        -----------         ---------- ---------------- ----------   ----------
                                             (IN THOUSANDS)
Year Ended September 30,
 1996:
  Allowance for doubtful
   accounts................   $2,835        $5,839       $(2,980)(1)   $5,694
Year Ended September 30,
 1995:
  Allowance for doubtful
   accounts................   $3,574        $2,008       $(2,747)(1)   $2,835
Year Ended September 30,
 1994:
  Allowance for doubtful
   accounts................   $2,003        $3,151       $(1,580)(1)   $3,574

--------
(1) Represents uncollectable accounts written off.

DIRECTORS

Edward L. Marinaro, Chairman of the Board of the Company

Joseph Baia, Vice President, Operations; Indigita Corporation

Edwin L. Harper, President and CEO of the Company

Richard C. Kramlich, Managing General Partner of New Enterprise Associates

David I. Caplan, Chairman of the Board, President and CEO of Objectivity, Inc.

CORPORATE OFFICERS

Edwin L. Harper, President and Chief Executive Officer

Henry C. Montgomery, Executive Vice President and Chief Financial Officer

Dale Pilgeram, Vice President and Chief Technical Officer

Michael K. Clemens, Vice President and Treasurer

Thomas C. Tokos, Vice President, General Counsel and Secretary

Chet Brown, Executive Vice President, Sales and Marketing

Joe Smith, Executive Vice President, Global Operations

Robert Fisch, Vice President, Human Resources

Don Landry, Corporate Controller

VICE PRESIDENTS

Gary Marks, Vice President, Marketing

Richard Shulman, Vice President, Quality Assurance

Greg Peel, Vice President, Asia Pacific Sales

SHAREHOLDER INFORMATION

LEGAL COUNSEL

Shartsis, Friese & Ginsburg

San Francisco, California

INDEPENDENT AUDITORS

Price Waterhouse LLP

San Jose, California

REGISTRAR AND TRANSFER AGENT

Boston Equiserve

Boston, Massachusetts

ANNUAL MEETING

The annual meeting of stockholders will be held at 9 a.m. on May 6, 1997 at SyQuest Technology, Inc., 47074 Bayside Parkway, Fremont, CA 94538

COMMON STOCK

The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends in the near future. The Company presently intends to retain its earnings to finance the anticipated growth of the business. In addition, the payment of cash dividends is restricted by certain of the Company's borrowing arrangements.

CORPORATE INFORMATION
Corporate Headquarters

47071 Bayside Parkway

Fremont, California 94538

USA

telephone: 510/226-4000

fax: 510/226-4100

DOMESTIC OFFICES

Fairport, New York

Fremont, California

Los Angeles, California

Raleigh, North Carolina

OVERSEAS OFFICES

Edinburgh, Scotland

London, England

Paris, France

Singapore

Munich, Germany

Sydney, Australia

Tokyo, Japan

DISTRIBUTION CENTERS

Fremont, California

Edinburgh, Scotland

Munich, Germany

Tokyo, Japan

Singapore

ENGINEERING CENTERS

Boulder, Colorado

Campbell, California

Fremont, California

PRODUCTION CENTERS

Fremont, California

Penang, Malaysia