Form 10-Q
period 1997-03-31
SYQUEST TECHNOLOGY INC
filed 1997-05-15
CIK 880865

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

Commission file number               0-19674

                           SYQUEST TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter.)

           DELAWARE                    94-2793941
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

47071 Bayside Parkway   Fremont, CA              94538
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(510) 226-4000

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]


As of March 31, 1997, 42,564,013 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.

Part 1.  Financial Information
Item 1.  Financial Statements
                                  SYQUEST TECHNOLOGY, INC.
                       CONSOLIDATED CONDENSED INCOME STATEMENT
                        (In thousands, except per share data)
                                     (Unaudited)

                                                      Three months ended         Six months ended
                                                          March 31,                   March 31,
                                                  ----------------------      -----------------------
                                                     1997        1996            1997         1996
                                                  ----------  ----------      ----------  -----------

Net revenues                                        $16,786     $47,445         $65,097     $126,112
Cost of revenues                                     30,051      69,003          67,317      149,093
Provision for losses on purchase commitments             -        3,833              -        11,672
                                                  ----------  ----------      ----------  -----------
Gross (loss)                                        (13,265)    (25,391)         (2,220)     (34,653)

Operating Expenses:
  Selling, general and administrative                12,730      14,351          24,057       28,815
  Research and development                            6,617       7,360          11,718       14,520
  Restructuring costs                                    -        3,600              -         3,600
                                                  ----------  ----------      ----------  -----------
  Total operating expenses                           19,348      25,311          35,775       46,935

  (Loss) from operations                            (32,613)    (50,702)        (37,995)     (81,588)

Interest income (expense)                            (1,106)       (403)         (2,538)        (318)
                                                  ----------  ----------      ----------  -----------
(Loss) before income taxes                          (33,719)    (51,105)        (40,533)     (81,906)

Provision for income taxes                               -           -               -         3,000
                                                  ----------  ----------      ----------  -----------
Net (loss)                                         ($33,719)   ($51,105)       ($40,533)    ($84,906)
                                                  ==========  ==========      ==========  ===========


Net (loss) per share                                 ($1.31)     ($4.49)         ($2.30)      ($7.48)
                                                  ==========  ==========      ==========  ===========


Common and common equivalent shares
 used in computing per share amounts                 26,206      11,371          20,466       11,351
                                                  ==========  ==========      ==========  ===========



See notes to consolidated condensed financial statements

                              SYQUEST TECHNOLOGY, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                   (In thousands)

                                                                   March 31,    September 30,
                                                                     1997           1996
                                                                 -------------  -------------
                                                                  (Unaudited)      (Note)
Assets

Current assets:
  Cash, cash equivalents and short-term investments                    $3,136         $3,670
  Accounts receivable, net                                             25,281         30,341
  Inventories, net                                                     22,692         10,538
  Prepaid expenses and deferred income taxes                            6,986          2,471
                                                                 -------------  -------------
    Total current assets                                               58,095         47,020

Net plant, property and equipment                                      20,441         27,180
Other assets                                                              173            981
                                                                 -------------  -------------
                                                                      $78,709        $75,181
                                                                 =============  =============
Liabilities and Stockholders' (Deficit)

Current liabilities:
  Bank borrowings                                                     $30,354        $19,268
  Accounts payable                                                     16,245         23,917
  Accrued compensation and other liabilities                           20,775         18,671
  Provision for losses on purchase commitments                             -           1,966
  Current portion of long-term debt                                    10,907         20,549
                                                                 -------------  -------------
    Total current liabilities                                          78,281         84,371


Long-term debt and other long-term liabilities                         11,384         21,163



Stockholders' equity (deficit):
  Preferred stock                                                          -              -
  Common stock                                                             42             14
  Additional paid in capital                                          162,501        102,598
  Treasury stock                                                      (12,855)       (12,855)
  Accumulated deficit                                                (160,644)      (120,110)
                                                                 -------------  -------------
    Total stockholders' (deficit)                                     (10,956)       (30,353)
                                                                 -------------  -------------
                                                                      $78,709        $75,181
                                                                 =============  =============

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

See notes to consolidated condensed financial statements

                              SYQUEST TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    (Unaudited)


                                                                               Six months ended
                                                                                    March 31,
                                                                            ----------------------
                                                                               1997        1996
                                                                            ----------   ---------
Operating Activities:
   Net (loss)                                                                ($40,533)   ($84,906)

   Adjustments to reconcile net (loss) to cash used in operating activities:

     Depreciation                                                               6,567       4,889
     Deferred income taxes                                                         -        3,000
     Provision for bad debts                                                     (623)      4,035
     Capital asset adjustment                                                   2,470          -
     Other                                                                        496          24

   Net changes in current assets and current liabilities:

     Accounts receivable                                                        5,683       8,725
     Inventories                                                              (12,154)     (5,866)
     Accounts payable                                                           1,507      35,913
     Accrued expenses and other liabilities                                     2,456       3,727
     Other                                                                     (6,481)      2,164
                                                                            ----------   ---------
   Net cash used in operating activities                                      (40,612)    (28,295)


Investing activities:

   Purchase of equipment and leasehold improvements                            (2,298)    (11,487)
   Other assets                                                                   640         118
                                                                            ----------   ---------
   Net cash used in investing activities                                       (1,658)    (11,369)

Financing activities:

   Proceeds from issuance of common stock                                       8,728         195
   Proceeds from issuance of preferred stock                                   28,490      17,494
   Net proceeds from bank borrowings                                           11,086          -
   Repayments on long term debt                                                (6,568)         -
                                                                            ----------   ---------
   Net cash provided by financing activities                                   41,736      17,689

Net increase (decrease) in cash and cash equivalents                             (534)    (21,975)

Cash and cash equivalents at beginning of the period                            3,670      29,648
                                                                            ----------   ---------
Cash and cash equivalents at end of the period                                 $3,136      $7,673
                                                                            ==========   =========


Non-Cash Financing  Activities


During the second fiscal quarter ended March 31, 1997, three of the Company's vendors converted $12,871 in notes payable to common shares.  During the first fiscal quarter ended December 31, 1996, the Company exchanged $9,179 in accounts payable to vendor notes and subsequently to equity.

During the second fiscal quarter ended March 31, 1997, the Company charged $328 to additional paid in capital for the performance of professional consulting services and to secure an additional bank line.  Consideration for these services will be met by the issuance of common stock purchase warrants, entitling the buyer to purchase shares of newly issued common stock of the Company.

During the second fiscal quarter ended March 31, 1997, the Company satisfied outstanding vacation liabilities of $352 with common stock

During the second fiscal quarter ended March 31, 1997, the Company declared $385 of accrued preferred dividends paid with 163,981 common shares.


See notes to consolidated condensed financial statements

                               SYQUEST TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   March 31, 1997
                                    (Unaudited)

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

Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996.


NOTE: 2 - INVENTORIES

Inventories are comprised of the following:

                                     March 31,       September 30,
                                       1997              1996
                                     ---------       -------------
                                          (In thousands)

        Raw materials                  $13,829            $ 5,005
        Work in process                  3,573              4,481
        Finished goods                   5,290              1,052

                                     ---------       -------------
                                       $22,692            $10,538
                                     =========       =============


NOTE: 3 - NET LOSS PER SHARE

At March 31, 1997, the Company had 7,013 shares of 7% Cumulative Convertible Preferred Stock, Series 1 (Series 1) issued and outstanding, entitling the holder to a 7% per share dividend. The computation of earnings per share for the quarter ended March 31, 1997, includes an adjustment of $0.7 million for dividends payable on the Company's Series 1, Preferred Stock issues that require payment of cumulative dividends. The loss per share for the three month and six month periods ended March 31,1997, respectively, is based on the weighted average number of shares of common stock and common stock equivalents, when appropriate, outstanding during the period.

See Dilution of Common Stock section in MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

NOTE: 4 - LINES OF CREDIT

On January 17, 1997, the Company renegotiated its line of credit with a financial institution, continuing the existing terms and extending the line through January 31, 1998. The new line provides for borrowings of the lesser of $30 million or a combination of 80 percent of the Company's eligible accounts receivable and 40% of the Company's eligible finished goods inventories. On March 19, 1997, the Company further renegotiated this line of credit to provide for an interim $10.0 million additional borrowing capacity in excess of that allowed under the accounts receivable and inventory availability formula. This interim accommodation provided temporary incremental funds to assist in the production ramp-up of the Company's new SyJet product. The incremental interim availability declined to $5 million as of April 30, 1997 and declines to $2.5 million on May 31, 1997 and expires on June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10-K, as amended, for the year ended September 30, 1996.

On April 25, 1997, the Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn Bhd (M), extended its existing line of credit for (RM) 17.5 million (approximately $7.0 million) with a Malaysian financial institution. The line is secured by the subsidiary's building, equipment and inventory.

NOTE: 5 - CONVERTIBLE PREFERRED STOCK

The Company has raised significant financing during the third fiscal
quarter that will end June 30, 1997.   See Part II, item 2. of this Form
10-Q.

See Dilution of Common Stock section in MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

NOTE: 6 - COMMON STOCK

During the second fiscal quarter which ended March 31, 1997, the Company converted $12.9 million of notes payable to vendors into approximately 5.0 million shares of common stock. For the six months ended March 31, 1997, an aggregate of $25.7 million of such notes had been converted.

See Dilution of Common Stock section in MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

During the second fiscal quarter which ended March 31, 1997, certain holders of the Company's then outstanding preferred stock issues converted preferred stock into common stock. The conversions resulted in the issuance of 5,106,033, 12,440,447, and 3,289,981 shares of common stock for an aggregate of 20,836,461 shares of common stock in exchange for 8,547 shares of the Company's 7% Cumulative Convertible Preferred Stock, Series 1, all 24,500 shares of the Company's 5% Cumulative Convertible Preferred Stock, Series 2, and all 5,500 shares of the Company's Convertible Preferred Stock, Series 1, respectively.

See exhibit 11.1 for the determination of earnings per share and the weighted average common shares outstanding.

NOTE: 7 - INCOME TAXES

No provision for income taxes has been recorded as the Company has incurred net losses. Deferred tax assets consisting primarily of the tax effects of net operating loss carryforwards are fully reserved due to the uncertainty of their realization based upon the weight of currently available information.

The use of the net operating loss carryforwards may be limited by change in ownership provisions under section 382 of the income tax act as a result of the substantial number of shares issued during the quarter ended March 31, 1997.

See Dilution of Common Stock section in MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

NOTE: 8 - LITIGATION

See Part II, item 1, of this Form 10-Q for a description of pending legal proceedings.


NOTE: 9 - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard (SFAS) No. 128, earnings per Share.
This statement is effective for the Company's fiscal year ending September 30, 1998. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS 128 would not have a material impact on the per share for the three or six months ended March 31, 1997.



                                            SYQUEST TECHNOLOGY, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The Company continues to face significant risks associated with market acceptance of new products. The Company faces additional risks associated with technology and product development, risks relating to new product introduction, changes in the Company's marketplace, liquidity issues, and risks associated with competition from other companies. The Company has experienced delays in production of the SyJet product and anticipates a continued decline in selling volumes and average selling prices of its legacy (mature products) product lines. As a result, during the quarter ended March 31, 1997, the Company took actions that are expected to reduce its operating costs and plans to make further cost reduction decisions in the future. Nonetheless, the Company's loss for its second fiscal quarter was $33.7 million. Subsequent to March 31, 1997, the Company was successful in raising additional equity for an aggregate of $31.0 million, ($30 million net of associated fees) of which $5.0 million is attributable to the issuance of 5% Cumulative Convertible Preferred Stock,
Series 3, and $26.0 million to the issuance of 5% Cumulative Convertible Preferred Stock, Series 4. The issuance of the Series
3 and Series 4 Preferred Stock will have a dilutive effect on the common stock of the Company. See Dilution of Common Stock section in MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Additionally, during the quarter ended March 31, 1997, and on April 15, 1997, the Company successfully converted $12.9 million and $1.3 million, respectively, in vendor notes payable to equity. Management intends to pursue further debt to equity conversions as part of its turnaround strategy. However, there can be no assurances that management will be successful in further debt to equity conversions. As a result of the number of common shares currently issued and committed, the ability to convert further debt to equity will require shareholder approval. While the Company has made progress in producing the SyJet product, there can be no assurance that the Company will be successful in overcoming delays in producing the SyJet product, competing against the product offerings of companies with greater cash and operating resources, or in securing the resources to aggressively develop and produce new products. The Company may require additional cash resources in the future to fund working capital requirements, meet its debt obligations and to fund incurred losses.
Management's plans with respect to meeting these cash needs include additional equity funding and restructuring of notes payable. The ability to raise cash through further equity funding will require shareholder approval. There can be no assurance that the Company will be able to secure additional cash resources when needed, if at all, or on favorable terms. An inability to overcome these risk factors would have a material adverse effect on the Company's financial performance and on its liquidity.


Net Revenues

Net revenues for the quarter ended March 31, 1997 were $16.8 million, compared to $47.4 million reported for the comparable prior year quarter. Revenue was negatively affected by lower volumes on the Company's mature drive and cartridge products not offset by new product offerings. During the quarter the Company commenced volume sales of its new SyJet 1.5 Gigabyte
Removable Cartridge Hard Drive. Production was constrained, however, by industry-wide shortages of critical components and other production shortfalls. While the Company continues its efforts to increase its manufacturing output for SyJet to meet the sales demand there can be no assurances that the Company will be successful in manufacturing the required unit volumes or that the product will continue to be accepted in the marketplace.

Absent a substantial increase in sales of the Company's products prior to the end of the third fiscal quarter, the Company will continue to incur losses although management believes that the loss will be at lower levels than experienced in the second quarter. Lower than expected revenues have resulted in a reduction in the availability of cash reserves and required the Company to raise additional equity capital subsequent to March 31, 1997. There can be no assurances that the equity raised will be sufficient to fund the Company's operations into the future or that the Company would be successful in raising additional capital in the future, if additional funds were required. The ability to raise cash through further equity funding will require shareholder approval. Additionally, factors such as sell through rates in the channels, price pressures on the Company's products, and delays in the ramp of SyJet production could have adverse impacts on revenues.

The Company is in the process of implementing reductions to its operating cost structure and will attempt to maintain spending levels consistent with revenue expectations. Additionally, the Company is implementing changes designed to simplify the organizational and operating structure which management believes will result in streamlining the business and the realization of cost efficiencies. There can be no assurances that management will be successful in implementing these changes or in achieving the desired outcome.


Gross Loss

The Company recorded a gross loss  for the quarter ended March
31, 1997 of $13.3 million, or 79 percent of net revenues, compared to a gross loss of $25.4 million, or 54 percent of net revenues, in the comparable prior year quarter. Absent a substantial increase in the Company's revenues and commensurate cost reductions, cost as a percentage of revenue will continue to be significant. The current quarter gross margin loss is primarily attributable to several factors including, significant price reductions in the Company's mature product lines, new product line start-up costs which were expensed during the quarter, excess production capacity, and excess facilities charges all of which unfavorably impacted the margins. Additionally, margins were unfavorably impacted by increased charges for capital equipment use based on management's estimates of remaining utility of production assets.

For the six months ended March 31, 1997, the gross loss aggregated $2.2 million compared to a gross loss of $34.6 million for the comparable prior year period. The decrease in the gross margin loss over the comparable prior year period is principally attributable to: (i) the very high gross margin loss incurred on production costs for the EZ 135 system products and EZ 135 cartridge manufacturing yields; (ii) the EZ 135 disk drives were unprofitable at the gross margin level; (iii) the establishment by the Company of a $15.9 million reserve for excess and obsolete inventory and non-cancelable purchase commitments. The reduction the gross loss over the comparable prior year period was also impacted by continued cost reductions in the Company's mature product offerings and increasing sales of the Company's
SyJet product line.

Factors such as volatility in the drive and cartridge markets, unexpected production delays and costs, and an inability to meet production schedules and sales demand may continue to have an adverse effect on margins. Consequently, there can be no assurances that the Company will achieve necessary improvements in margins in the future.


Selling, General and Administrative Expenses

For the quarter ended March 31, 1997, selling, general and administrative expenses aggregated $12.7 million, or 76 percent of net revenues compared to $14.4 million, or 30 percent of net revenues, for the comparable prior year quarter. The decrease in aggregate spending of $1.6 million or 11% percent over the comparable prior year quarter is primarily attributable to the Company's ongoing attempts to control costs. There can be no assurance that the Company can continue to decrease aggregate selling, general and administrative expenses. Additionally, during the quarter, the Company incurred costs associated with the resolution of customer disputes and costs of personnel reductions associated with the simplification of the Company's operations and structure.

For the six months ended March 31, 1997, selling, general and administrative expenses aggregated $24.1 million compared to $28.8 million for the comparable prior year period. The decrease in expenses is primarily driven by the Company's ongoing cost reduction and business simplification efforts.


Research and Development Expenses

Research and development expenses for the quarter ended March
31, 1997 aggregated $6.6 million, or 39 percent of net revenues, compared to $7.4 million, or 16 percent of net revenues, for the comparable prior year quarter. The 11 percent decrease in research and development spending is principally the result of the Company's ongoing strategic initiative to minimize expense levels and focus engineering efforts on its primary core products. The Company believes that it must continue to make significant investments in R&D in order to effectively implement its product strategy and will continue to make these investments commensurate with its revised operating cost structures.

For the six months ended March 31, 1997, research and development expenses aggregated $11.7 million compared to $14.5 million for the comparable prior year period. The decrease in expenses is primarily the result of a focused engineering effort on the Company's core products and continued cost reduction efforts.


Interest Expense

Net interest expense aggregated $1.1 million for the quarter ended March 31, 1997 compared to $0.4 million for the comparable prior year quarter. For the six months ended March 31, 1997, net interest expense aggregated $2.5 million compared to $0.4 million for the comparable prior year period. The increase in interest expense is principally the result of interest incurred on the Company's bank borrowings and vendor debt obligations. Although the conversion of certain vendor notes to equity will reduce interest expense, interest on increased bank borrowings is expected to offset the decrease in vendor note interest expense.


Net Loss

The loss for the quarter ended March 31, 1997 was $33.7 million compared to $51.1 million for the comparable prior year quarter.
For the six months ended March 31, 1997, the net loss was $40.5 million compared to $84.9 million for the comparable prior year period. The reduction in the loss from the prior periods is primarily attributable to the matters discussed in the preceding paragraphs. Particular reference should be made to the Gross Loss segment.


Liquidity and Capital Resources:

The Company is in a turnaround situation which necessitates certain actions on behalf of the Company which affect the business environment in which the Company operates. Through much of fiscal 1996 the Company was unable to obtain regular business terms with its suppliers as a result of continued losses and liquidity issues. Consequently, the Company was often in a position of conducting business with its suppliers on a C.O.D. basis. During the current fiscal year, the Company has begun to experience a return to regular business terms with key suppliers, although some vendors still require C. O. D. terms or security deposits. The
Company has aggressively pursued a program to convert accounts payable and supplier notes into common stock. During the quarter ended March 31, 1997, $12.9 million of vendor notes were converted to an equivalent number of shares of common stock.
Subsequent to March 31, 1997 and additional $1.3 million was converted. There can be no assurance, however, that the Company will be successful in its attempts to convert the remaining notes which could have an adverse affect on the Company's liquidity. Additionally, liquidity has been affected by servicing debt, funding of operational losses, and SyJet development costs.
Subsequent to March 31, 1997, the Company raised $31.0 million of additional capital to fund operations, re-size its operations and cost structures commensurate with revenue expectations, and increase available lines of credit. However, there can be no assurances that the Company will be successful in achieving these objectives.

At March 31, 1997 the Company had cash and short-term investments of $3.1 million, comparable to the $3.7 million at September 30, 1996. Borrowings under the Company's credit facilities amounted to $30.4 million at March 31, 1997 compared to $19.3 million at September 30, 1996. The Company improved its net worth from a deficit position of $30.4 million at September 30, 1996 to a deficit position of $11.0 million at March 31, 1997. Equity financings and vendor debt to equity conversions subsequent to March 31, 1997 and through May 9, 1997 improved the Company's net worth significantly to a positive $19.7 million. Working capital also increased from a negative position of $37.4 million at September 30, 1996 to a negative position of $20.2 million at March 31, 1997. The improvements in net worth and working capital over the comparable prior year quarter are primarily attributable to a significant increase in equity investments coupled with a reduction in operating losses.

The Company's liquidity may be impacted in the future by factors such as higher interest rates, inability to borrow without collateral and higher financing costs with regard to capital, and limitations further equity funding without shareholder approval.

The Company has financed its working capital needs through a combination of existing cash resources, asset-based borrowings, and a series of capital financing transactions completed prior to March 31, 1997 and subsequent to that date, as described above.

Accounts receivable aggregated $25.3 million at March 31, 1997 compared to $30.3 million at September 30, 1996, a decrease of $5.0 million. The decrease in accounts receivable is primarily due to the lower sales in the quarter ended March 31, 1997 partially offset by a deterioration in the aging due principally to European receivables. The Company has instituted an aggressive collections program and, subsequent to March 31, 1997, has experienced improvements to its accounts receivable agings. Inventories, net of reserves, aggregated $22.7 million at March 31, 1997, an increase of $12.2 million, compared to the $10.5 million at September 30,1996. The increase in inventories is primarily attributable to production of the EZFlyer 230, work in process on the SyJet products and low sales in the quarter ended March 31, 1997.

On January 17, 1997, the Company renegotiated its line of credit with a domestic financial institution, continuing the existing terms and extending the line through January 31, 1998. The new line provides for a limit on borrowings of the lesser of $30 million or a combination of 80 percent of the Company's eligible accounts receivable and 40% of the Company's eligible finished goods inventories. On March 19, 1997, the Company further renegotiated this line of credit to provide for an interim $10.0 million additional borrowing capacity in excess of that allowed under the accounts receivable and inventory availability formula. This interim accommodation provided temporary incremental funds to assist in the production ramp-up of the Company's new SyJet product. The incremental interim availability declined to $5 million as of April 30, 1997 and declines to $2.5 million on May 31, 1997 and expires on June 30, 1997.

For further information on bank borrowings, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to Form 10-K, as amended, for the year ended September 30, 1996.

The Company raised significant financing during the quarter ended March 31, 1997. See Part II, item 2 of this Form 10-Q. Should the Company fail to execute its current sales strategy, the Company may require additional equity funding which, if successful, will cause further dilution on the common stock. The ability to raise cash through further equity funding will require shareholder approval. See Dilution of Common Stock section in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The Company has deferred further negotiation of an equity investment with the Legend group as further documented in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996.

During the quarter ended March 31, 1997, the Company used
$40.6 million in cash for operating activities and $2.3 million in capital expenditures.

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

Notice Concerning Forward Looking Statements and Factors
That May Affect Future Results, Financial Condition and
Liquidity:

Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to the Company's product introduction and financing plans and other statements that are not historical facts. Forward-looking statements in this Form 10-Q include, without limitation, language in the form of one or more of the following words: "intend", "believe", "will", "may", "anticipate", "plan", and "expect". The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within the Company's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties which could affect the possible results described in forward-looking statements are inherent in the Company's industry; others are more specific to the Company's business. Risks related to the Company's business are described in the Company's Form 10-K, as amended, including risks associated with technology and product development, risks relating to new product introduction and acceptance of new products, changes in the Company's marketplace, preferred stock issuances and dilution, intellectual property matters, regulatory and manufacturing issues, liquidity issues, and risks associated with competition from other companies, as well as the following:


ONGOING RISK ISSUES

Market acceptability of the Company's product and access to
capital continue to be paramount in ensuring a successful
turnaround strategy. The Company's products are subject to increasing competition from several other removable-media data storage devices. In order to secure adequate market share, the Company must ensure that the functionality and quality of the
product is effectively communicated to the marketplace.   As a
result, the Company needs sufficient capital to implement a marketing strategy that will adequately address the appropriate markets. The Company is also dependent on the successful production and sale of the SyJet product line. Additionally, the decline in volumes and pricing on mature products will continue to have an impact on the Company's revenues. The Company must also continue implementing an operating cost structure that will ensure spending levels consistent with revenue expectations.
Critical to each of these factors is the Company's ability to attract additional investment capital. The ability to raise cash through further equity funding will require shareholder approval. There can be no assurance that the Company will successfully achieve these objectives.


DILUTION OF COMMON STOCK

During the quarter ended March 31, 1997, all of the Company's 5% Cumulative Convertible Preferred Stock, Series 2 and Convertible Preferred Stock, Series 1 stock was converted. The remaining
7,013 shares of the 7% Cumulative Convertible Preferred Stock, Series 1 stock has conversion limitations which limit the number of
shares that may be converted in any month.   Additionally, several
of the Company's financings have included significant warrant coverage which, when exercised, will result in significant proceeds to the Company. Assuming the conversion of all preferred stock, exercise of existing warrants and, fulfillment of other existing commitments, substantially all of the Company's 120 million authorized common stock has been committed. Consequently, the Company's ability to raise cash through further equity funding will require shareholder approval. Should such funding occur further dilution of the common stock will result.


FUTURE PROFITABILITY

Although the Company continues to execute its turnaround plan, adjusting operations to reduce losses and rebuild the business, the Company does not expect to return to profitability. Although the Company believes it will ultimately be successful in its turnaround attempts, and that the Company will return to profitability in the future, there can be no assurances that the Company will be successful or that it will have, or be capable of obtaining, sufficient capital to withstand prolonged operating losses.


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


QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced and in the future may continue to experience significant fluctuations in its quarterly operating results. Factors such as price reductions, the introduction and market acceptance of new products, product returns, the availability of critical components and the lower gross margins associated with the Company's newly introduced products could contribute to this quarterly fluctuation. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the Company's results of operations. As a result of these and other factors, including possible further dilution, it is likely that the Company's operations may be affected.


PART  II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2, 1996) and Bellezza, et al. v. Iftikar, et al. (filed May 24, been brought in the United States District Court for the Northern District of California and have been assigned to the Honorable
Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. Plaintiffs have petitioned the Court to consolidate the foregoing complaints into one consolidated action. That request, as well as other procedural matters which arose during a July 18, 1996, case management conference, is under consideration. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's
Common Stock between October 21, 1994 and February 1, 1996.
The Federal Lawsuit alleges that the defendants violated the federal securities laws through material misrepresentations and omissions. The third suit is a purported class action entitled Gary
S. Kaufman v. SyQuest Technology Inc., et al. was filed on March
25, 1996, in the Superior Court of the State of California for the County of Alameda (the "Kaufman Lawsuit"). Certain current and former executive officers and directors of the Company are also named as defendants in the Kaufman Lawsuit. The plaintiffs in the Kaufman Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between May 2, 1995, and February 2, 1996. The Kaufman Lawsuit alleges that defendants violated various California laws through material misrepresentations and omissions. Unspecified damages are sought. The fourth purported class action entitled Ravens, et al. v. Iftikar, et al., was filed on October 11, 1996 in the Superior Court of the State of California for the County of Alameda (the "Ravens
Lawsuit"). The Ravens Lawsuit alleges that the Company and certain of its former officers and directors violated various
California laws through material representations and omissions between October 21, 1994 and February 2, 1996, and is purportedly brought on behalf of persons who purchased stock during that period. Unspecified damages are sought. The Ravens
Lawsuit has been consolidated with the Kaufman Lawsuit.
Plaintiffs are preparing a consolidated complaint. The Company intends to defend the cases vigorously.

The Company has certain insurance coverage with respect to the above claims. However, the amount of any ultimate claims based on these actions and related insurance coverage is not presently determinable.

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

On January 27, 1997, the Company has filed a suit against Nomai, S.A., Electronique d2 and La Cie Ltd. In Federal district court in San Francisco for patent, trademark and copyright infringement, unfair competition and breach of contract. The suit alleges that Nomai and others have illegally used the Company's proprietary technology in certain of Nomai's competing products. The suit seeks to block further sales of such products along with damages deriving from harm done to the Company by this conduct. Nomai has threatened to file a counter claim for alleged breach of contract and unfair competition.

One company has notified the Company that it believes the Company's products infringe on six U.S. patents. It is the Company's belief that the claims are without merit or that the infringement claims relate to component parts purchased from vendors. The Company also believes that in the event this company prevailed on its claims, the Company would be indemnified by its vendors for any liability arising from the alleged infringements and that this matter will not have a material adverse effect upon its financial condition or results of operations.

Another company recently notified the Company that it believes a number of the Company's removable cartridge hard drives products infringe several of its patents relating to the use of spin motors in disc drives. The Company believes that its removable cartridge hard drive products do not infringe the claims of these patents and that some or all of the asserted patents are invalid.

The Company, in the normal course of business, receives and makes inquiries relating to other intellectual property matters including alleged patent infringement. The Company may negotiate licenses or other settlements when it considers such action appropriate.

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

Item 2. Changes in Securities; Potential Dilution and Adverse
Impact on Additional Financing

As of March 31, 1997, the holders of the 5,500 shares of the Company's Convertible Preferred Stock, Series 1 and the holders of the 24,500 shares of the Company's 5% Cumulative Convertible
Preferred Stock, Series 2 fully exercised their rights to convert their common stock into a total of 15,730,428 shares of the Company's
Common Stock. The holders of those preferred shares also received a total of 4,172,484 warrants for the purchase of additional shares of the Company's Common Stock, and the holders of the 5% Cumulative Convertible Preferred Stock, Series 2 received an additional 54,827 shares of Common Stock representing their final 5% dividend as holder of such preferred stock.

As of March 31, 1997, there remained 7,013 shares of the Company's 7% Cumulative Convertible Preferred Stock, Series 1.
During this quarter 8,547 shares of the 7% Cumulative Convertible Preferred Stock, Series 1 were converted into 5,016,033 shares of the Company's common stock, and an additional 109,134 shares were issued in lieu of paying the holders of such preferred stock a cash dividend. The exact number of shares issuable upon conversion of such preferred stock cannot be determined with certainty as the conversion price fluctuates with the market price of the Company's Common Stock. Generally, such issuance of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion, and there is no cap on the number of shares of Common Stock that may be issuable. Further, the Company may, at its election, choose to issue additional shares of Common Stock in lieu of cash dividends to the holders of such preferred stock.

During the quarter ending March 31, 1997, entities holding claims totaling $12.9 million against the Company exchanged those claims for a total of 5,007,850 shares of the Company's Common Stock. These transactions are set forth in greater detail in the Report on Form 8-K filed in April 1997 [the Fletcher 8-K].

Subsequent to March 31, 1997, the Company entered into various financing transactions whereby an aggregate of $5.0 million was raised through the sales of the Company's 5% Cumulative
Convertible Preferred Stock, Series 3 (the Series 3 Shares) and an additional $26.0 million through the sales of 5% Cumulative Convertible Preferred Stock, Series 4 (the Series 4 Shares). The holders of these preferred shares will be able to convert them into shares of the Company's Common Stock pursuant to a predetermined formula based on the market price of the Common
Stock at the time of conversion. As the conversion price fluctuates with the market price of the Company's Common Stock, the exact number of shares issuable upon conversion of the Series 3 Shares and Series 4 Shares cannot be determined with certainty.
Generally, such issuance of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion, and there is no cap on the number of shares of Common Stock that may be issuable. Further, the Company may, at its election, choose to issue additional Series 3 Shares or Series 4 Shares to the respective holders of such preferred stock in lieu of cash dividends. The holders of the Series 3 Shares and Series 4 Shares also received warrants to purchase a number of shares of the Company's Common Stock equal to the amount invested. The terms of the sale of the Series 3 shares are more fully set forth in the Company's Report on Form 8-K filed in April 1997. The
Company anticipates filing a Report of Form 8-K describing in more detail the terms of the sale of the Series 4 Shares promptly after the filing of this Report on form 10-Q.

From September 27, 1996, through October 30,1996, the Company issued to four of its suppliers 1,874,837 shares of the Company's Common Stock in exchange for approximately $11.5 million of its trade debt, pursuant to Regulation D under the Securities Act of 1933, as amended (the "1933 Act"). Each of those suppliers warranted that it is an accredited investor and received registration rights, as described in the Company's Current Report on Form 8-K, as amended, dated October 31, 1996, (October 8-K) which was incorporated by reference in the Company's form 10-Q for the quarter ended December 31, 1996.

On October 8, 1996, in reliance on Regulation D under the 1933 Act, the Company issued to certain accredited investors 5,500 shares of its Convertible Preferred Stock. Series 1, $0.001 par value per share (the Convertible Preferred Stock), for an aggregate purchase price of $5,500,000, and granted to those investors certain stock purchase warrants to acquire up to 550,000 shares of Common Stock for $5.50 per share. The Convertible Preferred Stock is convertible into Common Stock and additional warrants as described in the October 8-K which was incorporated by reference in the Company's form 10-Q for the quarter ended December 31, 1996.

On October 8, 1996, in reliance on Regulation D under the 1933 Act, the Company issued to certain accredited investors 24,500 shares of its 5% Cumulative Preferred Stock, Series 2, $0.001 par value per share (the Series 2 Preferred Stock), for an aggregate purchase price of $24,500,000. The Series 2 Preferred Stock is convertible into Common Stock and Warrants as described in the October 8-K which was incorporated by reference in the Company's form 10-Q for the quarter ended December 31, 1996.

In conjunction with the issuance of the Convertible Preferred Stock and the Series 2 Preferred Stock, the Company issued to certain accredited investors, as part of their compensation for their facilitation of those transactions, certain stock purchase warrants to acquire up to 50,000 shares of Common Stock for $10.875 per share and up to 75,000 shares of Common Stock for $7.15 per share.

On November 13, 1996, in reliance on Regulation S under the 1933 Act, the Company issued to a non-U.S. company 1,500,000 shares of Common Stock that became freely tradeable, subject to compliance with applicable securities laws, on approximately February 12, 1997, for an aggregate purchase price of $8,531,250. As part of this transaction, the Company also issued a warrant that will become exercisable for between 375,000 shares and 1,875,000 shares of Common Stock, depending on a number of factors described in the Company's Current Report on Form 8-K dated November 11, 1996, which was incorporated by reference in the Company's 10-Q for the quarter ended December 31, 1996.

As of December 16, 1996, the Company agreed to issue a total of four warrants to acquire an aggregate of 320,000 shares of Common Stock to a consultant, Bain & Company, Inc. ("Bain"), in exchange for consulting services to be performed by Bain between December 16, 1996 and April 16, 1997. Four stock purchase warrants to acquire 80,000 shares each, an aggregate of 320,000 shares of Common Stock, were issued to Bain on each January 16, February 16, March 16, and April 16, 1997. The stock purchase warrants are exercisable for four years from the date of grant at an exercise price per share of Common Stock equal to the greater of
(a) the arithmetic average of the closing sale price per share, or in the absence of a closing sale price on any day, the closing bid price per share on that day, of the Common Stock, as reported by the NASDAQ National Market for the five consecutive trading days preceding the grant date with respect to such warrant, and (b) the closing sale price per share, or in the absence of a closing sale price, the closing bid price per share, of the Common Stock, as so reported for the trading day preceding such grant date, minus
$0.10. The warrant exercise prices of each of the four warrants relating to the dates of the warrant issuances were $3.06 for the warrant issued January 16, 1997, $2.59 for the warrant issued February 16, 1997, $2,73 for the warrant issued March 16, 1997, and $2.34 for the warrant issued April 16, 1997. The terms of these warrants and certain registration rights granted to Bain in connection therewith, are more fully described in the Warrant Purchase Agreement and Exhibits between the Company and Bain dated as of December 16, 1996.

To the extent that such options and warrants are exercised, shares of Common Stock are issued in lieu of cash dividends or convertible securities are converted (and the warrants issuable upon such conversion are exercised), substantial dilution of the interests of the Company's stockholders is likely to result and the market price of the Common Stock may be materially adversely affected. Such dilution will be greater if the future market price of the Common Stock decreases. For the life of such warrants, options and convertible securities, described above, the holders will have the opportunity to profit from a rise in the price of the underlying securities. The existence of such warrants, options and convertible securities is likely to affect materially and adversely the terms on which the Company can obtain additional financing, and the holders of such warrants, options and convertible securities can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such warrants, options and convertible securities.

Item 6. Exhibits

        a.    Exhibit 11.1 Computation of Earnings per share

        b.    Exhibit 27.1 Financial data schedule


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SYQUEST TECHNOLOGY, INC.
(Registrant)



Date: May 15, 1997      By: /s/ Henry C. Montgomery

                        Henry C. Montgomery
                        Executive Vice President,
                        Finance & Chief Financial Officer

EXHIBIT INDEX


Exhibit 11.1  -  Computation of Earnings per share

Exhibit 27.1  -  Financial data schedule