Form 10-K/A
period 1996-09-30
SYQUEST TECHNOLOGY INC
filed 1997-07-02
CIK 880865

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-K/A
                                AMENDMENT NO. 3

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For the years ended September 30, 1996, 1995, and 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors..........................  1
Consolidated Balance Sheets--September 30, 1996, and 1995..................  2
Consolidated Statements of Operations--Years Ended September 30, 1996,
 1995, and 1994............................................................  3
Consolidated Statements of Stockholders' Equity--Years Ended September 30,
 1996, 1995, and 1994......................................................  4
Consolidated Statements of Cash Flows--Years Ended September 30, 1996,
 1995, and 1994............................................................  5
Notes to Consolidated Financial Statements.................................  7

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

     Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated December 11, 1996, the Company, as discussed in Note 15, paragraph 11, has experienced operating losses and a reduction in revenues that has adversely affect the Company's reported results of operations for the first two fiscal quarters of 1997. Note 15, paragraph 11, describes management's plans to address these issues.

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

                                          Ernst & Young LLP

San Jose, California
December 11, 1996, except for Note 15, paragraph 11
as to which the date is June 27, 1997

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

    As disclosed in Forms 10-Q filed with the SEC for the first and second fiscal quarters of 1997, the Company has released its results from continuing operations and its financial condition through March 31, 1997. Such Forms 10-Q address the Company's operating losses, decrease in revenues, subsequent financing and management's plans to continue to reduce costs, increase revenues and obtain additional financing.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)  The following documents are filed as a part of this Report:

                    (1)  Financial Statements.  The following Consolidated
                         --------------------
                         Financial Statements of SyQuest Technology, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

                                                                                                         Page
                                                                                                         ----
                         Report of Ernst & Young LLP, Independent Auditors                                1

                         Consolidated Balance Sheets - September 30 1996 and 1995                         2

                         Consolidated Statements of Operations - Years Ended September 30,
                         1996, 1995, and 1994                                                             3

                         Consolidated Statements of Stockholders' Equity (Deficit)  -- Years Ended
                         September 30, 1996,1995, and 1994                                                4

                         Consolidated Statements of Cash Flows -- Years Ended
                         September 30, 1996, 1995 and 1994                                                5

                         Notes to Consolidated Financial Statements                                       7

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

      4.18 Subscription Agreement dated November 12, 1996, between SyQuest Technology, Inc. and Fletcher International Limited, including the Annex Warrant Certificate issued November 13, 1996.**

     10.1 Form of Indemnification Agreement between the Company and its directors*. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

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

     11.1      Computation of Earnings Per Share.**

     21.1 Subsidiaries of the Company. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

     22.1 Published Report Regarding Special Stockholders Meeting on September 26, 1996. Incorporated by reference to the Company's Current Report on Form 8-K/A dated October 31, 1996.

     23.1      Consent of Ernst & Young LLP.

     27        Financial Data Schedule.**

* A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

** Previously Filed

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

                                 SYQUEST TECHNOLOGY, INC.


                                 By: /s/ Henry C. Montgomery
                                     ________________________________
                                     Henry C. Montgomery
                                     Executive Vice President, Finance and
                                     Chief Financial Officer



Dated:   July 2, 1997