Form 10-Q
period 1997-06-30
SYQUEST TECHNOLOGY INC
filed 1997-08-15
CIK 880865

UNITED STATES











                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997

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


                             YES [X]        NO [ ]


    As of June 30, 1997, 48,006,170 shares of the Registrant's common stock $0.001 par value, were issued and outstanding.

    Part 1.  Financial Information
    Item 1.  Financial Statements
                                      SYQUEST TECHNOLOGY, INC.
                           CONSOLIDATED CONDENSED INCOME STATEMENT
                            (In thousands, except per share data)
                                         (Unaudited)

                                                          Three months ende
                                                              June 30,
                                                      ---------------------
                                                         1997        1996
                                                      ----------  ---------











    Net revenue                                        $31,709     $29,459
    Cost of revenue                                     30,829      46,635
    Provision for losses on purchase commitments             -       6,523
                                                      ----------  ---------
    Gross Profit (loss)                                     880    (23,699)

    Operating Expenses:
      Selling, general and administrative                 6,941      10,113
      Research and development                            3,712       5,932
      Restructuring costs                                    -        1,860
                                                      ----------  ---------
      Total operating expenses                           10,653      17,905

      (Loss) from operations                             (9,773)    (41,604

    Net interest expense                                   (899)       (425
    Other income                                              0         712
                                                      ----------  ---------
    (Loss) before income taxes                          (10,672)    (41,317

    Provision for income taxes                               -           -
                                                      ----------  ---------
    Net (loss)                                         ($10,672)   ($41,317
                                                      ==========  =========


    Net (loss) per share                                 ($0.80)     ($3.61
                                                      ==========  =========


    Common and common equivalent shares
     used in computing per share amounts                 44,054      11,450
                                                      ==========  =========


    The computation of loss per share for the quarter ended June 30, 1997, includes adjustments which increase the loss applicable to common stockholders by $0.4 million representing preferred stock dividends and $24.0 million representing value assigned to warrants issued in conjunction with the Series 3 and Series 4
    Convertible Preferred Stock, respectively. The computation of loss per share for the nine months ended June 30, 1997, also includes adjustments of $1.3 million representing preferred stock dividends, a one-time adjustment of $5.3 million for the "embedded yield" representing the discount on the assumed potential conversion of the 7% Cumulative Convertible Preferred Stock, Series 1, and $4.9 million representing value assigned to warrants issued in conjunction with the Convertible Preferred Stock, Series 1, and the 5% Cumulative
    Convertible Preferred Stock, Series 2.

    See notes to consolidated condensed financial statements

                                  SYQUEST TECHNOLOGY, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEET
                                       (In thousands)

                                                                       June
                                                                         19
                                                                     ------
                                                                      (Unau
    Assets

    Current assets:
      Cash, cash equivalents and short-term investments
      Accounts receivable, net
      Inventories, net
      Prepaid expenses and deferred income taxes
                                                                     ------
        Total current assets

    Net plant, property and equipment
    Other assets
                                                                     ------
                                                                          $
                                                                     ======
    Liabilities and Stockholders' (Deficit)

    Current liabilities:
      Bank borrowings                                                     $
      Accounts payable
      Accrued compensation and other liabilities
      Provision for losses on purchase commitments
      Current portion of long-term debt
                                                                     ------
        Total current liabilities


    Long-term debt and other long-term liabilities



    Stockholders' equity (deficit):
      Preferred stock
      Common stock
      Additional paid in capital                                          1
      Treasury stock                                                      (
      Retained earnings (deficit)                                        (1
                                                                     ------
        Total stockholders' equity (deficit)
                                                                     ------
                                                                          $
                                                                     ======











      Note: The consolidated condensed balance sheet at September 30, 1996 the audited financial statements at that date.

    See notes to consolidated condensed financial statements

                                  SYQUEST TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                        (Unaudited)







    Operating Activities:
       Net (loss)

       Adjustments to reconcile net (loss) to cash used in operating activities:

         Depreciation
         Deferred income taxes
         Provision for bad debts
         Capital asset adjustment
         Other

       Net changes in current assets and current liabilities:

         Accounts receivable
         Inventories
         Accounts payable
         Accrued expenses and other liabilities
         Other

       Net cash used in operating activities


    Investing activities:

       Purchase of equipment and leasehold improvements
       Other assets

       Net cash used in investing activities

    Financing activities:

       Proceeds from issuance of common stock










       Proceeds from issuance of preferred stock
       Net proceeds from bank borrowings
       Repayments on long term debt

       Net cash provided by financing activities

    Net increase (decrease) in cash and cash equivalents

    Cash and cash equivalents at beginning of the period

    Cash and cash equivalents at end of the period



    Non-Cash Financing  Activities


    (ALL AMOUNTS ARE IN THOUSANDS)

    During the second quarter ended March 31, 1997, three of the Company's vendors converted $12,871 in notes payable to common shares. During the first fiscal quarter ended December 31, 1996, the Company exchanged $9,179 in accounts payable to vendor notes and subsequently to equity.

    During the second quarter ended March 31, 1997, the Company accrued $328 to additional paid in capital, for the performance of professional consulting services and to secure an additional bank line.
    Consideration for these services will be met by the issuance of common stock purchase warrants, entitling the buyer to purchase shares of newly issued common stock of the Company.

    During the second fiscal quarter ended March 31, 1997, the Company satisfied outstanding vacation liabilities of $352 with common stock.

    During the second quarter ended March 31, 1997, the Company declared $385 of accrued preferred dividends paid with 164 common shares.

    During the third quarter ended June 30, 1997, two of the Company's vendors converted $2,770 in notes payable to common shares.

    During the third fiscal quarter ended June 30, 1997, the Company satisfied outstanding development bonus liabilities of $178 with common stock.

    During the third quarter ended June 30, 1997, the Company declared $394 of accrued preferred dividends paid with 62 common shares and 3 series 3 and series
    4 preferred shares.












    See notes to consolidated condensed financial statements

                                   SYQUEST TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                       June 30, 1997
                                        (Unaudited)

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

    Operating results for the three and nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
    September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September
    30, 1996.


    NOTE: 2 - INVENTORIES

    Inventories are comprised of the following:

                                         June 30,       September 30,
                                           1997              1996
                                         ---------       -------------
                                              (In thousands)

            Raw materials                  $14,213            $ 5,005
            Work in process                  5,040              4,481
            Finished goods                   5,678              1,052

                                         ---------       -------------
                                           $24,931            $10,538
                                         =========       =============

    NOTE: 3 - NET LOSS PER SHARE











    The computation of net loss per share for the quarter ended June 30, 1997, includes adjustments related to the computation of earnings per share applicable to common stockholders by $0.4 million, representing preferred stock dividends, and $24.0 million representing value assigned to warrants issued in conjunction with the Series 3 and Series 4 Convertible
    Preferred Stock, respectively. Absent these financing adjustments, the net loss per share applicable to the operation of the business was $0.24. The computation of net loss per share for the nine months ended June
    30, 1997, also includes adjustments of $1.3 million, representing preferred stock dividends, a one-time adjustment of $5.3 million for the "embedded yield" representing the discount on the assumed potential conversion of the 7% Cumulative Convertible Preferred
    Stock, Series 1, and $4.9 million representing value assigned to warrants issued in conjunction with the Convertible Preferred Stock, Series 1 and the 5%
    Cumulative Convertible Preferred Stock, Series 2, respectively. Absent these financing adjustments, the net loss per share applicable to the operation of the business for the nine months ended June 30, 1997, was $1.80.

    The net loss per share for the three month and nine month periods ended June 30, 1997, respectively, is based on the weighted average number of shares of common stock and common stock equivalents, when appropriate, outstanding during the period.

    See Dilution of Common Stock section in MANAGEMENT'S
    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS

    NOTE: 4 - LINES OF CREDIT

    On June 30, 1997, the Company had a line of credit agreement (the "Agreement") with a financial institution, expiring January 31, 1998. The Agreement provides for borrowings of the lesser of $30 million or a combination of 80 percent of the Company's eligible accounts receivable and 40% of the Company's eligible finished goods inventories. As of June 30, 1997, approximately $16.8 million of borrowings were outstanding against the line.

    On June 30, 1997, the Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn
    Bhd (M), had a banking facility (the "facility") with a Malaysian financial institution expiring January
    1998 and consisting of a line of credit for (RM) 17.5 million (approximately $7.0 million) and a term loan for (RM) 12.5 million (approximately $5.0 million).
    The  facility is secured by the subsidiary's building,










    equipment, inventory, and eligible receivables. As of June 30, 1997, approximately 5.4 million of borrowings were outstanding against the facility.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996.

    NOTE: 5 - CONVERTIBLE PREFERRED STOCK

    At June 30, 1997, the Company had 5,051 shares of 7%
    Cumulative Convertible Preferred Stock, Series 1
    (Series 1), 25,606 shares of 5% Convertible Preferred
    Stock, Series 3 (Series 3), and 257,060 shares of 5%
    Convertible Preferred Stock, Series 4 (Series 4) issued and outstanding. Each of the holders of Series
    1 Preferred Stock is entitled to a 7% per share dividend, while the Series 3, and Series 4 Preferred
    Stock holders are entitled to a 5% per share dividend, respectively. Subsequent to June 30, 1997, the remaining 5,051 shares of 7% Cumulative
    Convertible Preferred Stock, Series 1 have converted into 2,812,627 shares of Common Stock.

    See Dilution of Common Stock section in MANAGEMENT'S
    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS.

    NOTE: 6 - COMMON STOCK

    During the third fiscal quarter which ended June 30, 1997, the Company converted $2.8 million of notes payable to vendors into approximately 1,164,583 million shares of common stock. For the nine months ended June 30, 1997, a total of $28.5 million of such notes had been converted.

    On August 8, 1997, the Company raised an additional
    $3.5 million in equity financing in exchange for 1,382,716 shares of common stock.

    See Dilution of Common Stock section in MANAGEMENT'S
    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS.


    During the third fiscal quarter ended June 30, 1997,
    certain holders of the Company's then outstanding
    preferred stock issues converted preferred stock into
    common stock.  The conversions resulted in the
    issuance of 1,313,763, 1,386,500, and 1,386,500 shares
    of common stock for a total of 4,857,370 shares of
    common stock in exchange for 1,962 shares of the
    Company's Series 1 Preferred Stock, 25,000 shares of
    the Company's Series 3 Preferred Stock, and  25,000










    shares of the Company's Series 4 Preferred Stock, respectively.

    See exhibit 11.1 for the calculation of earnings per share and the weighted average common shares outstanding.

    NOTE: 7 - INCOME TAXES

    No provision for income taxes has been recorded as the Company has incurred net losses. Deferred tax assets consisting primarily of the tax effects of net operating loss carryforwards are fully reserved due to the uncertainty of their realization. The use of the net operating loss carryforwards may be limited by change in ownership provisions under section 382 of the income tax act as a result of the substantial number of shares issued during the second fiscal quarter ended March 31, 1997.

    See Dilution of Common Stock section in MANAGEMENT'S
    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS.

    NOTE: 8 - LITIGATION

    On July 29, 1997, a competitor filed lawsuit against the Company alleging infringement of two patents and a trademark. The Company believes that it does not infringe any valid patent claims or trademarks of its competitor and intends to vigorously defend its position.

    See Part II, item 1, of this Form 10-Q for a description of pending legal proceedings.

    NOTE: 9 - RECENT ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards
    Board issued Financial Accounting Standard (SFAS) No.
    128, "Earnings per Share". This statement is effective for the Company's fiscal year ending
    September 30, 1998. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income", and SFAS
    No. 131, "Segment Reporting". These statements are effective for the Company's fiscal year ending
    September 30, 1999. SFAS 130 defines the items to be included in the determination of comprehensive income, and SFAS 131 defines the "management approach" and the impact on segment reporting. Management believes the adoption of SFAS 128, 130 and 131 would not have a material impact on the net loss per share for the three or nine months ended June 30, 1997.


    SYQUEST TECHNOLOGY, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

    Results of Operations:

    The Company continues to face significant risks associated with strong competition in the marketplace and acceptance of new products. The Company faces additional risks associated with technology and product development, risks relating to new product introduction, changes in the Company's marketplace, and liquidity issues. The Company historically has not carried a significant backlog of customer orders. Its customers tend to order product for immediate shipment and, as such, the Company does not have visibility on order rates and demand for its products generally beyond thirty days.

    During the quarter ended, June 30, 1997, the Company experienced a significant increase in sales of the Company's award winning SyJet product and sustained sales volumes of the Company's award winning EZflyer products. Quarterly financial results were also favorably impacted by the realization of improved gross profit and reduced operating expenses.
    Consequently, the Company reported revenue for the quarter ended June 30, 1997 of $31.7 million, compared to $29.5 million in the same period a year ago and $16.8 million in the immediately preceding quarter.
    The increase represented an improvement of $14.9 million, or 90% over the immediately preceding quarter ended March 31, 1997.

    During the quarter ended June 30, 1997, the Company successfully raised additional financing through
    $33.0 million in private stock offerings and successfully converted $2.8 million of Vendor Notes
    Payable.

    See Dilution of Common Stock section in MANAGEMENT'S
    DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS.

    The Company has ramped production volumes of the SyJet product to meet existing backlog. However, the Company faces significant competitive pressures and there can be no assurance that the Company will be successful in competing against the product offerings of companies with greater cash and operating resources, or in securing the resources to aggressively develop and produce new products. The
    Company will require additional cash resources in the future to fund working capital requirements, meet its debt obligations and to fund incurred losses.
    Management's plans with respect to meeting these cash needs include additional equity funding and further restructuring of notes payable to equity. The ability to raise cash through further equity funding will require shareholder approval of an increase in the authorized Common Stock. There can be no assurance that the Company will be able to secure additional cash resources when needed, if at all, or on favorable terms or to successfully complete further debt to equity conversions. An inability to overcome these risk factors would have a material adverse effect on the Company's financial performance and on its liquidity.

    Net Revenue

    Net revenue for the quarter ended June 30, 1997 was $31.7 million, compared to $29.4 million reported for the comparable prior year quarter. Revenue was favorably affected by increased volumes on the Company's award winning SyJet product.

    For the nine months ended June 30, 1997, net revenue totaled $98.8 million compared to $155.6 million in the comparable prior year period. The decline in revenue over the prior year nine month period is principally attributable to: (i) industry wide shortages of critical components and other production shortfalls in the second fiscal quarter of fiscal 1997 which affected the Company's ability to produce product commensurate with demand, (ii) the discontinuation of certain product lines during the second fiscal quarter of fiscal 1997.

    Absent a substantial increase in sales of the Company's products prior to the end of the fourth fiscal quarter, the Company will continue to incur losses. Factors such as slow sell through rates in the channels, price pressures on the Company's products, and competitive product introductions would have adverse impact on revenue.

    Gross Profit (Loss)

    The Company recorded a gross profit for the quarter ended June 30, 1997, of $.8 million compared to a gross loss of $23.7 million in the comparable prior year quarter. The reduction in the gross loss of $24.5 million is principally attributable to an increase in the mix toward the Company's new higher margin products, manufacturing cost reductions, and efficiencies realized as a result of increased utilization of the Company's production facilities.

    For the nine months ended June 30, 1997, the gross loss totaled $1.3 million compared to a gross loss of $58.3 million for the comparable prior year period.
    The decrease in the gross loss of $57 million over the comparable prior year period is principally attributable to very high losses incurred on production costs for the EZ 135 system products and EZ
    135 cartridge manufacturing yields during the nine months ended June 30, 1996 and the establishment by the Company of a $18.1 million reserve for excess and obsolete inventory and non-cancelable purchase commitments during the same period.

    Factors such as volatility in the drive and cartridge markets, unexpected production delays and costs, and an inability to meet production schedules and sales demand may continue to have an adverse effect on gross profits. Consequently, there can be no assurances that the Company will achieve necessary improvements in gross profit in the future.

    Selling, General and Administrative Expenses

    For the quarter ended June 30, 1997, selling, general and administrative expenses totaled $6.9 million, or 22 percent of net revenue compared to $10.1 million, or 34 percent of net revenue, for the comparable prior year quarter. The decrease in aggregate spending of $3.2 million or 32 percent over the comparable prior year quarter is primarily attributable to the Company's ongoing attempts to control costs and simplify its operation. The Company is initiating a new sales and marketing campaign which includes programs aimed at stimulating sales demand. This campaign will increase future Selling, General and Administrative expenses significantly above the amounts incurred during the third fiscal quarter ended
    June 30, 1997.

    For the nine months ended June 30, 1997, selling, general and administrative expenses totaled $30.9 million compared to $38.9 million for the comparable prior year period. The decrease in expenses is primarily driven by the Company's ongoing cost reduction and business simplification efforts.

    Research and Development Expenses

    Research and development expenses for the quarter ended June 30, 1997, were $3.7 million, or 12 percent of net revenue, compared to $5.9 million, or 20 percent of net revenue, for the comparable prior year quarter. The decrease in spending of $2.2 million or










    37 percent is principally the result of the Company's ongoing efforts to focus engineering on its primary core products. The Company believes that it must continue to make significant investments in R&D in order to effectively implement its product strategy.

    For the nine months ended June 30, 1997, research and development expenses were $15.4 million compared to $20.4 million for the comparable prior year period.
    The decrease in expenses is primarily the result of a focused engineering effort on the Company's core products and cost reduction efforts.

    Interest Expense

    Net interest expense was $.9 million for the quarter ended June 30, 1997 compared to $0.4 million for the comparable prior year quarter. For the nine months ended June 30, 1997, net interest expense was $3.4 million compared to $0.7 million for the comparable prior year period. The increase in interest expense is principally the result of interest incurred on the Company's bank borrowings and vendor debt obligations.
     Although the conversion of certain vendor notes to equity will reduce interest expense, interest on increased bank borrowings is expected to offset the decrease in vendor note interest expense.

    Net Loss

    The loss for the quarter ended June 30, 1997 was $10.7 million compared to $41.3 million for the comparable prior year quarter. For the nine months ended June
    30, 1997, the net loss was $51.2 million compared to $126.2 million for the comparable prior year period.
    The reduction in the loss from the prior periods is primarily attributable to the matters discussed in the preceding paragraphs.

    Liquidity and Capital Resources:

    The Company is in a turnaround situation which necessitates certain actions on behalf of the Company which affect the business environment in which the Company operates. Through much of fiscal 1996 the Company was unable to obtain regular business terms with its suppliers as a result of continued losses and liquidity issues. Consequently, the Company was often in a position of conducting business with its suppliers on a C.O.D. basis. During the current fiscal year, the Company has experienced a return to regular business terms with key suppliers, although some vendors still require C. O. D. terms or security deposits. The Company has aggressively pursued a program to convert accounts payable and vendor notes into common stock. During the quarter ended June 30,










    1997, $2.8 million of vendor notes were converted to 1,164,583 shares of common stock. The Company intends to continue its efforts to convert additional vendor notes to equity. During the quarter ended June 30, 1997, the Company raised $33.0 million of additional capital to fund operations.
    There can be no assurance that the Company will be successful in its attempts to convert the remaining notes or in raising additional capital as needed. The
    Company's inability to convert those notes or to raise additional capital would have an adverse effect on the Company's liquidity.

    At June 30, 1997, the Company had cash and short-term investments of $7.5 million, comparable to the $3.7 million at September 30, 1996. Borrowings under the Company's credit facilities amounted to $22.2 million at June 30, 1997 compared to $19.3 million at September 30, 1996. The Company improved its net worth from a deficit position of $30.4 million at September 30, 1996 to an equity position of $13.5 million at June 30, 1997. Working capital also increased from a negative position of $37.4 million at September 30, 1996 to $2.2 million at June 30, 1997.
     The improvements in net worth and working capital over the comparable prior year quarter are primarily attributable to a significant increase in equity investments coupled with a reduction in operating losses.

    The Company has financed its working capital needs through a combination of existing cash resources, asset-based borrowings, and a series of capital financing transactions.

    The Company's liquidity may be impacted in the future by factors such as higher interest rates, inability to borrow without collateral and higher financing costs with regard to capital, and limitations to further equity funding without shareholder approval.

    Accounts receivable totaled $24.1 million at June 30, 1997 compared to $30.3 million at September 30, 1996. The decrease of $6.2 million is primarily attributable to significantly improved collection efforts and aggressive management of the accounts receivable agings.

    Inventory, net of reserves, was $24.9 million at June 30, 1997, an increase of $14.4 million, compared to the $10.5 million at September 30, 1996. The increase in inventories is primarily attributable to production of the SyJet and EZflyer products to levels commensurate with expected demand. Inventory turnover has remained consistent at approximately 5 turns per year.

    On January 17, 1997, the Company renegotiated its










    domestic line of credit with a financial institution, continuing the existing terms and extending the line through January 31, 1998. The new line provides for a limit on borrowings of the lesser of $30 million or a combination of 80 percent of the Company's eligible accounts receivable and 40% of the Company's eligible finished goods inventory. As of June 30, 1997, approximately $16.8 million of borrowings were outstanding against the line.

    On June 30, 1997, the Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn
    Bhd (M), had a banking facility (the "facility") with a Malaysian financial institution expiring January
    1998 and consisting of a line of credit for (RM) 17.5 million (approximately $7.0 million) and a term loan for (RM) 12.5 million (approximately $5.0 million).
    The facility is secured by the subsidiary's building, equipment, inventory, and eligible receivables. As of June 30, 1997, approximately 5.4 million of borrowings were outstanding against the facility.

    For further information on bank borrowings, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September
    30, 1996.

    The Company raised significant financing during the quarter ended June 30, 1997. See Part II, item 2 of this Form 10-Q. The Company will require additional equity funding which, if successful, will cause further dilution of the common stock. The ability to raise cash through further equity funding will require shareholder approval of an increase in the Company's authorized common stock.
     See Dilution of Common Stock section in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Company has deferred negotiation of an equity investment by the Legend group as further documented in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996.

    For the nine months ended June 30, 1997, the Company used
    $53.4 million in cash for operating activities and $4.0 million in capital expenditures.

    The Company believes that, based on its ability to raise additional capital and obtaining shareholder approval to do so, the sources of financing available to the Company will be sufficient to fund the Company's operations into the near future. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms.











    Notice Concerning Forward Looking Statements and
    Factors That May Affect Future Results, Financial
    Condition and Liquidity:

    Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to the Company's product introduction and financing plans and other statements that are not historical facts. Forward-looking statements in this Form 10-Q include, without limitation, language in the form of one or more of the following words: "intend", "believe", "will", "may", "anticipate", "plan", and
    "expect." The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events, some or all of which are not predictable or within the Company's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and uncertainties which could affect the possible results described in forward-looking statements are inherent in the Company's industry; others are more specific to the Company's business. Risks related to the Company's business are described in the Company's Form 10-K, as amended, including risks associated with technology and product development, risks relating to new product introduction and acceptance of new products, changes in the Company's marketplace, preferred stock issuances and dilution, intellectual property matters, regulatory and manufacturing issues, liquidity issues, and risks associated with competition from other companies, as well as the following:

    ONGOING RISK ISSUES

    Market acceptability of the Company's product and
    access to capital continue to be paramount in ensuring
    a successful turnaround strategy.  The Company's
    products are subject to increasing competition from
    several other removable-media data storage devices.
    In order to secure adequate market share, the Company
    must ensure that the functionality and quality of the
    product is effectively communicated to the
    marketplace.   As a result, the Company needs
    sufficient capital to implement a marketing strategy that will adequately address the appropriate markets.
     The Company is also dependent on the successful production and sale of the SyJet product line.
    Additionally, the decline in volumes and pricing on mature products will continue to have a negative impact on the Company's revenue. The Company historically has not carried a significant backlog of customer orders. Its customers tend to order product for immediate shipment and, as such, the Company does not have visibility on order rates and demand for its products generally beyond thirty days. Critical to each of these factors is the Company's ability to attract additional investment capital. The ability to raise cash through further equity funding will require shareholder approval to increase the number of authorized common shares. There can be no assurances that the Company will successfully achieve these objectives.

    DILUTION OF COMMON STOCK

    At June 30, 1997, the Company had 5,051 shares of
    Series 1 Preferred Stock, 25,606 shares of Series 3
    Preferred Stock, and 257,060 shares of Series 4
    Preferred Stock issued and outstanding.  The Series 1
    Preferred Stock has conversion limitations which limit
    the number of shares that may be converted in any
    month.   Additionally, several of the Company's
    financings have included significant warrant coverage which, when exercised, will result in significant proceeds to the Company. Assuming the conversion of all preferred stock, exercise of existing warrants and, fulfillment of other existing commitments, a substantial portion of the Company's 120 million authorized common stock has been committed.
    Consequently, the Company's ability to raise cash through further equity funding will require shareholder approval of an increase in the number of authorized common shares. Should such funding occur, further dilution of the common stock will result.

    FUTURE PROFITABILITY

    The Company continues to execute its turnaround plan which includes adjusting operations to reduce losses and simplification of the business to improve efficiency. The Company believes that it will ultimately be successful in its turnaround attempts, and that the Company will return to profitability in the future. However, there can be no assurances that the Company will be successful or that it will have, or be capable of obtaining, sufficient capital to withstand prolonged operating losses.

    SHORTAGES OF CRITICAL COMPONENTS; ABSENCE OF SUPPLY
    CONTRACTS; SUPPLIER WORKOUTS

    Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. During the 1996 fiscal year, the Company experienced disruption in its supply of certain components for a number of reasons including worldwide shortages of key components as well as the shortage of cash to pay suppliers. The Company may continue to experience difficulty in the future in obtaining a sufficient supply of many key components due to the shortage of cash to pay suppliers and other reasons. A disruption in the supply of key components would have a material adverse affect on the Company's ability to generate sales and the ability to successfully produce the SyJet products.

    QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced and in the future may continue to experience significant fluctuations in its quarterly operating results. Factors such as price reductions, the introduction and market acceptance of new products, product returns, the availability of critical components and the lower gross profits associated with the Company's products could contribute to this quarterly fluctuation. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the Company's financial performance. As a result of these and other factors, including possible further dilution, it is likely that the Company's operations may be affected.


    PART  II
    OTHER INFORMATION

    Item 1. Legal Proceedings

    On July 23, 1997, Iomega Corporation ("Iomega") filed civil action No. 97-466 in the United States District
    Court in and for the District of Delaware against SyQuest Technology Inc.

    The lawsuit alleges that SyQuest has infringed
    Iomega's Design Patent No. D378,518 and U.S. Patent
    No. 5,644,444 by making and selling computer disk cartridges and drives which embody alleged inventions of those patents, and that SyQuest has willfully infringed Iomega's alleged trademark "JET". The complaint requests money damages and a preliminary injunction enjoining SyQuest from further infringement.

    The Company believes that it does not infringe any valid patents or trademarks of Iomega and intends to vigorously defend against this action. However, if Iomega were to prevail in its claims against the Company, it would have a material adverse effect on the Company. Refer to the Company's 8-K filed August
    11, 1997 for further information.

    The Company has filed suit against Castlewood Systems, Inc. and certain of its employees and consultants for misappropriation of trade secrets, unfair competition and other specified claims. Castlewood Systems, Inc. has filed a cross-complaint against the company alleging interference with prospective economic advantage, unfair competition and trade libel. The Company believes that these cross-claims are without merit and intends to vigorously defend against them.

    In 1996, the Company was named as a defendant in four putative class action lawsuits. Two of the actions were brought in the United States District Court for the Northern District of California. The two other actions were filed in the Superior Court of the State of California for the County of Alameda and have been consolidated into one action. The Company intends to defend these three cases vigorously. Refer to the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996, for further information.

    The Company has certain insurance coverage with respect to the above claims. However, the amount of any ultimate claims based on these actions and related insurance coverage is not presently determinable.

    In May of 1996, the Company was served with a shareholder's derivative action filed in Alameda County, California, Superior
    Court entitled John Nitti, et al. v. Syed Iftikar, et al.
     The Company is a nominal defendant in the action and intends to defend this case vigorously. Refer to the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1996, for further information.

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

    On January 27, 1997, the Company filed a suit against Nomai, S.A., Electronique d2 and La Cie Ltd. In Federal district court in San Francisco for patent, trademark and copyright infringement, unfair competition and breach of contract. The suit alleges that Nomai and others have illegally used the Company's proprietary technology in certain of Nomai's competing products. The suit seeks to block further sales of such products along with damages deriving from harm done to the Company by this conduct. Nomai has filed a counter-claim for alleged breach of contract and unfair competition. During the quarter ended June 30, 1997, the suit against defendants Electronique d2 and La Cie Ltd was settled.











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

    Item 2. Changes in Securities; Potential Dilution and Adverse Impact on Additional Financing

    As of June 30, 1997, the holders of Series 1, Series 3, and Series 4 Preferred Stock exercised their rights to convert 2,704, 24,394, and 22,940 shares of Preferred Stock into 1,313,763, 1,386,500, and 1,386,500 shares of
    Common Stock, respectively. The holders of the Company's Convertible Preferred Stock, Series 1 and 5% Cumulative Convertible Preferred Stock, Series 2 fully exercised their rights to convert their common stock into a total of 15,730,428 shares of the Company's Common Stock during the second fiscal quarter. The holders of those preferred shares also received a total of 4,172,484 warrants for the purchase of additional shares of the Company's Common Stock, and the holders of the 5% Cumulative Convertible Preferred Stock, Series 2 received an additional 54,827 shares of Common Stock representing their final 5% dividend as holder of such preferred stock. The Series 3 and Series 4 holders received warrants to purchase an additional 5 million and 28 million shares of common stock, respectively.











    The exact number of shares issuable upon conversion of the preferred stock cannot be determined with certainty as the conversion price fluctuates with the market price of the Company's Common Stock. Generally, such issuance of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion, and there is no cap on the number of shares of Common Stock that may be issuable. Further, the Company anticipates the issuance of additional shares of Common Stock in lieu of cash dividends to the holders of such preferred stock.

    During the quarter ending June 30, 1997, entities holding claims totaling $2.8 million against the Company exchanged those claims for a total of 1,164,583 shares of the Company's Common Stock. These transactions are set forth in greater detail in the Report on Form 8-K filed in July 1997.

    During the quarter ended June 30, 1997, the Company entered into various financing transactions whereby an aggregate of $5.0 million was raised through the sales of the Company's 5% Cumulative Convertible Preferred Stock, Series 3 (the "Series 3 Shares") and an additional $28.0 million through the sales of 5% Cumulative Convertible Preferred Stock, Series 4 (the "Series 4 Shares"). The holders of these preferred shares will be able to convert them into shares of the Company's Common Stock pursuant to a predetermined formula based on the market price of the Common Stock at the time of conversion. As the conversion price fluctuates with the market price of the Company's Common Stock, the exact number of shares issuable upon conversion of the Series 3 Shares and Series 4 Shares cannot be determined with certainty. Generally, such issuance of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion, and there is no cap on the number of shares of Common Stock that may be issuable. Further, the Company anticipates the issuance of additional Series 3 Shares or Series 4 Shares to the respective holders of such preferred stock in lieu of cash dividends. The holders of the Series 3 Shares and Series 4 Shares also received warrants to purchase a number of shares of the Company's Common Stock equal to the amount invested. The terms of the sale of the Series 3 and Series 4 shares are more fully set forth in the Company's Report on Form 8-K filed in May 1997.

    During the quarter ended June 30, 1997, the Company issued certain consulting firms warrants to purchase a number of shares of the Company's Common Stock. The terms of the warrants are substantially the same as the Series 4 warrants which are more fully disclosed in the Company's Report on Form 8-K filed in May 1997.

    Item 4. Submission of Matters to a vote of Security
    Holders











    On May 6, 1997, the Company held its annual shareholder meeting at the Corporate
    Headquarters in Fremont, California. The following matters were submitted and approved by the shareholders:

    (I)     the nomination and election of Edward
    Marinaro, Edwin Harper, Joseph Baia, and Richard
    Kramlich as directors of the Company,

    (ii)    the approval of an amendment to the
    Certificate of Incorporation to increase the
    authorized number of shares of the Company's Common
    Stock by 60 million and to decrease the stated par
    value   of the Common Stock to 0.0001, by a tally of
    27.7 million votes in   favor, 112 thousand votes
    opposed, and 81 thousand abstaining votes,

    (iii) the appointment of Price Waterhouse, LLP as the Company's Independent Accountants.

    Item 6. Exhibits and Reports on Form 8-K

            a.      Exhibit 11.1 Computation of Earnings per Share

            b.      Financial data Schedule

            c.      Reports on Form 8-K

    A current report on Form 8-K, dated June 11,
    1997, was filed by the Company reporting under item 5 and 7 the registration of Registrant's Common Stock on Form S-3, and related exhibits.

    A current report on Form 8-K, dated June 2,
    1997, was filed by the Company reporting under item 5 the exchange of debt for equity pursuant to Regulation D.

    A current report on Form 8-K, dated April 4,
    1997, was filed by the Company reporting under item 5, 7, and 9, the exchange of debt for equity pursuant to Regulation D, the presentation of pro forma financial statements, information and related exhibits, and the sale of equity securities pursuant to Regulation S, respectfully.


    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    SYQUEST TECHNOLOGY, INC.
    (Registrant)



    Date: August 14, 1997      By: /s/ Bob L. Corey

                            Bob L. Corey
                            Executive Vice President,
                            Finance & Chief Financial Officer

    EXHIBIT INDEX


    Exhibit 11.1  -  Computation of Earnings per share

    Exhibit 27.1  -  Financial data schedule