Form 10-Q/A
period 1997-06-30
SYQUEST TECHNOLOGY INC
filed 1997-08-29
CIK 880865

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


                             YES [X]        NO [ ]


    As of June 30, 1997, 48,006,170 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.

    Part 1.  Financial Information
    Item 1.  Financial Statements

                                      SYQUEST TECHNOLOGY, INC.
                           CONSOLIDATED CONDENSED INCOME STATEMENT
                            (In thousands, except per share data)
                                         (Unaudited)

                                                          Three months ended         Nine months ended
                                                              June 30,                   June 30,
                                                      ----------------------      -----------------------
                                                         1997        1996            1997         1996
                                                      ----------  ----------      ----------  -----------


    Net revenue                                        $31,709     $29,459         $96,806     $155,571
    Cost of revenue                                     30,829      46,635          98,146      195,728
    Provision for losses on purchase commitments             -       6,523              -        18,195
                                                      ----------  ----------      ----------  -----------
    Gross Profit (loss)                                     880    (23,699)         (1,340)     (58,352)

    Operating Expenses:
      Selling, general and administrative                 6,941      10,113          30,998       38,928
      Research and development                            3,712       5,932          15,430       20,452
      Restructuring costs                                    -        1,860              -         5,460
                                                      ----------  ----------      ----------  -----------
      Total operating expenses                           10,653      17,905          46,428       64,840

      (Loss) from operations                             (9,773)    (41,604)        (47,768)    (123,192)

    Net interest expense                                   (899)       (425)         (3,437)        (743)
    Other income                                              0         712               0          712
                                                      ----------  ----------      ----------  -----------
    (Loss) before income taxes                          (10,672)    (41,317)        (51,205)    (123,223)

    Provision for income taxes                               -           -               -         3,000
                                                      ----------  ----------      ----------  -----------
    Net (loss)                                         ($10,672)   ($41,317)       ($51,205)   ($126,223)
                                                      ==========  ==========      ==========  ===========


    Net (loss) per share                                 ($0.80)     ($3.61)         ($3.06)     ($11.09)
                                                      ==========  ==========      ==========  ===========


    Common and common equivalent shares
     used in computing per share amounts                 44,054      11,450          28,415       11,386
                                                      ==========  ==========      ==========  ===========


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

    See notes to consolidated condensed financial statements

                                  SYQUEST TECHNOLOGY, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEET
                                       (In thousands)

                                                                       June 30,    September 30,
                                                                         1997           1996
                                                                     -------------  -------------
                                                                      (Unaudited)      (Note)
    Assets

    Current assets:
      Cash, cash equivalents and short-term investments                    $7,471         $3,670
      Accounts receivable, net                                             24,083         30,341
      Inventories, net                                                     24,931         10,538
      Prepaid expenses and deferred income taxes                            4,788          2,471
                                                                     -------------  -------------
        Total current assets                                               61,273         47,020

    Net plant, property and equipment                                      19,387         27,180
    Other assets                                                                -            981
                                                                     -------------  -------------
                                                                          $80,660        $75,181
                                                                     =============  =============
    Liabilities and Stockholders' (Deficit)

    Current liabilities:
      Bank borrowings                                                     $22,229        $19,268
      Accounts payable                                                     13,878         23,917
      Accrued compensation and other liabilities                           17,499         18,671
      Provision for losses on purchase commitments                             -           1,966
      Current portion of long-term debt                                     5,444         20,549
                                                                     -------------  -------------
        Total current liabilities                                          59,050         84,371


    Long-term debt and other long-term liabilities                          8,131         21,163



    Stockholders' equity (deficit):
      Preferred stock                                                          -              -
      Common stock                                                             48             14
      Additional paid in capital                                          197,762        102,598
      Treasury stock                                                      (12,855)       (12,855)
      Retained earnings (deficit)                                        (171,476)      (120,110)
                                                                     -------------  -------------
        Total stockholders' equity (deficit)                               13,479        (30,353)
                                                                     -------------  -------------
                                                                          $80,660        $75,181
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

    See notes to consolidated condensed financial statements

                                  SYQUEST TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                        (Unaudited)

                                                                                  Nine months ended
                                                                                        June 30,
                                                                                ----------------------
                                                                                   1997        1996
                                                                                ----------   ---------

    Operating Activities:
       Net (loss)                                                                ($51,205)  ($126,223)

       Adjustments to reconcile net (loss) to cash used in operating activities:

         Depreciation                                                               8,434       6,929
         Deferred income taxes                                                         -        3,000
         Provision for bad debts                                                     (240)      4,782
         Capital asset adjustment                                                   3,287       4,610
         Other                                                                        335        (52)

       Net changes in current assets and current liabilities:

         Accounts receivable                                                        6,499      27,926
         Inventories                                                              (14,393)     14,882
         Accounts payable                                                            (860)     26,366
         Accrued expenses and other liabilities                                      (819)        118
         Other                                                                     (4,414)       (134)
                                                                                ----------   ---------
       Net cash used in operating activities                                      (53,376)    (32,698)


    Investing activities:

       Purchase of equipment and leasehold improvements                            (3,929)    (13,373)
       Other assets                                                                 1,530           -
                                                                                ----------   ---------
       Net cash used in investing activities                                       (2,399)    (13,373)

    Financing activities:

       Proceeds from issuance of common stock                                       8,916       1,086
       Proceeds from issuance of preferred stock                                   60,800      19,000
       Net proceeds from bank borrowings                                            3,254      14,287
       Repayments on long term debt                                               (13,394)         -
                                                                                ----------   ---------
       Net cash provided by financing activities                                   59,576      34,373

    Net increase (decrease) in cash and cash equivalents                            3,801     (11,698)

    Cash and cash equivalents at beginning of the period                            3,670      29,248
                                                                                ----------   ---------
    Cash and cash equivalents at end of the period                                 $7,471     $17,550
                                                                                ==========   =========


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