Form 10-K
period 1997-09-30
SYQUEST TECHNOLOGY INC
filed 1997-12-30
CIK 880865

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                  COMMISSION FILE NUMBER
         SEPTEMBER 30, 1997                              0-19674

                               ----------------

                           SYQUEST TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 94-2793941
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

   47071 BAYSIDE PARKWAY, FREMONT,
             CALIFORNIA                                   94538
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                               ----------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 226-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   Common Stock, par value $.0001 per share
                               (TITLE OF CLASS)

                               ----------------

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No

  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of Common Stock on December 10, 1997 as reported by NASDAQ, was approximately $215,164,749. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock on December 10, 1997 was 71,721,583.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specifically identified portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

  IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, BELIEFS, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." SYQUEST UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998 AND ANY CURRENT REPORTS ON FORM 8-K FILED BY THE COMPANY.

ITEM 1. BUSINESS

 General

  The Company designs, develops, manufactures, and markets removable hard disk cartridges, associated disk drives and free-standing storage systems. The Company's products combine the advantages of fixed hard disk drives with the benefits of removability, which include unlimited incremental expansion of data storage capacity, transfer and sharing of data and software among personal computers, backup, archival storage, and physical security of data. The Company's principal products are 3.5 inch and 5.25 inch cartridges, drives and storage systems used with personal computers and work stations. The Company's products are typically purchased by distributors, mail order firms, national retail chains, value added resellers, original equipment manufacturers ("OEMs") for integration into their equipment, government contractors and others for resale to the end users.

 Industry Background

  Today's computer users are constantly confronted with the necessity of increased storage capacity to accommodate larger software programs and the electronic storage of data. These increased requirements can be taxing on fixed disk drives, the computers primary auxiliary storage device, which do not offer an efficient method of expandability. However, the Company's award winning line of products provide users with unlimited expandability and portability at various price points with the quality and performance associated with the computer's fixed drive. Other competing products currently in the market place include: removable drives (where the entire drive unit is removable rather than only the disk), standard and high capacity floppy diskettes and drives, tapes and tape drives, magneto optical media and drives, phase change optical media and drives, WORM (Write Once Read Many) optical media and drives, CD-ROM (Compact Disk--Read Only Memory) optical media and drives, CD-R (Compact Disk Rewritable) optical media and drives, and flash memory devices.
--------
(1) "SyQuest," "Quest," "SyJet," "SparQ," "EZFlyer," "EZ230," "EZ135," "SQ555," "SQ400," "SQ5110C," "SQ800," "SQ5200," "SQ2000," "SQ3105,"
    "SQ310," "SQ3270," "SQ327," and "SQ3135," "SQ135," "SQ1100" and "SQ110"
    are trademarks of the Company. This Annual Report also includes trademarks of companies other than SyQuest Technology, Inc.

  The Company believes that its removable disk cartridges and disk drives are a competitive solution for various business and personal applications due to their combination of interchangeability, performance and cost. SyQuest solutions offer users an efficient and affordable media to capture their ideas and creative genius with quality and reliability.

 Products

  The Company believes that it has developed and continues to refine a sophisticated and proprietary removable technology relating to its product designs and manufacturing processes. The Company's principle products are 3.5 inch and 5.25 inch removable Winchester disk drives, associated cartridges and system products.

 5.25 Inch Products

  The 5.25 inch product line (including SyQuest branded systems products) accounted for 43% of the Company's net revenues in fiscal 1997 compared to 44% in fiscal 1996 and 60% in fiscal 1995. The 5.25 inch product line includes:

    SQ555 & SQ400. The 44 megabyte SQ555 drive and associated SQ400 cartridge. The SQ555 was discontinued and phased out of production in the second quarter of fiscal 1995. However, the Company continues to manufacture and sell SQ400 cartridges as part of its legacy product lines.

    SQ5110C & SQ800. The 88 megabyte SQ5110C drive and SQ800 cartridge. This drive was phased out of production in the second quarter of 1996, but cartridges remain in production and are expected to remain in production into 1998.

    SQ5200 & SQ2000. The 200 megabyte SQ5200 drive and SQ2000 cartridge. The SQ5200 and SQ2000 products are still in production and are expected to remain in production into 1998.

  Additionally, the Company's recently introduced 4.7 gigabyte Quest drive utilizes a 5.25 inch platform. There were no sales of this product in fiscal 1997.

 3.5 Inch Products

  The 3.5 inch product line (including SyQuest branded systems products) accounted for 57% of the Company's net revenues in fiscal 1997 compared to 56% in fiscal 1996 and 40% in fiscal 1995. The 3.5 inch product line includes:

    SyJet 1.5 gigabyte and SQ15000. The Company's award winning SyJet product line and associated cartridges.

    SparQ and SQ10000. The Company's newly introduced SparQ 1.0 gigabyte product line and associated cartridges.

    EZFlyer 230 and SQ230. The Company's award winning 230 megabyte EZFlyer 230 and associated SQ230 Cartridge.

    EZ3135 and SQ135. The 135 megabyte drive and SQ135 cartridge. Production of this drive was discontinued in the fourth quarter of fiscal 1996, but, the SQ135 cartridges will continue in production to serve the current installed base.

    SQ3270 and SQ327. The 270 megabyte SQ3270 drive and associated SQ327 Cartridge. The SQ3270 family of drives was discontinued in the fourth quarter of fiscal 1996, but, the SQ327 cartridges will continue in production to serve the existing installed base.

 Systems Products

  SyQuest also designs, develops, manufactures and markets storage systems which incorporate the Company's 3.5 inch and 5.25 inch drives and cartridges. A system generally consists of a drive, a cartridge and additional components necessary for a user to attach and operate the system to his computer. These products, which include the award winning SyJet 1.5 gigabyte, SparQ 1.0 gigabyte, the award winning EZFlyer 230, and 200SS subsystems, are marketed under the SyQuest brand name to national retail chains, commercial distributors, computer mail order houses, through the world wide web, and others.

 Markets and Customers

  The Company markets and sells its products through manufacturer representatives and SyQuest's direct sales force to VADs (Value Added Distributors), commercial and industrial distributors, systems integrators, retail sales channels (computer specialty retailers, computer superstores, computer mail order outlets, etc.) and OEMs. As the market for the Company's products has become increasingly segmented, diverse sales channels have developed. While the market for the majority of the Company's products has been focused on distributors, VADs and systems integrators, the Company's sales to retailers and superstores have increased from nearly zero in 1994 to over 16% of the total net revenue in fiscal 1997. The Company believes this trend will continue into the near future.

  The Company believes that continuing advancements and increased end user accessibility to applications with heavy storage demands such as multimedia, digital audio and music, digital video and photography, the Internet, computer graphics, and large software programs such as Windows 95, will benefit the Company's market by continuing to create a need for more storage. The Company believe that its various award winning product lines are ideally suited for these increasing storage requirements.

  The Company plans to continue developing aggressive marketing strategies (channel marketing programs, national and consumer advertising campaigns, aggressive merchandising, etc.) and commit additional financial resources for these market strategies in an attempt to capture additional market share and presence. Additionally, with the new generation of products introduced in 1997, the Company has been working to increase its level of business in the OEM market. There can be no assurance, however, that these efforts will result in increases to the Company's sales.

  The majority of SyQuest's business is done through commercial distributors throughout the world. The largest single distributor of SyQuest products is Ingram Micro, which accounted for approximately 16% of the Company's net revenue in fiscal 1997 and 10% of net revenue in fiscal 1996.

  Recently, the Company and Legend Group ("Legend"), the largest computer systems manufacturer and distributor in the People's Republic of China, executed a distribution agreement whereby Legend has become the exclusive distributor of the Company's products in the developing Chinese market.

  A growing segment of the Company's business is the retail/superstore channel, which now accounts for approximately 16% of the Company's worldwide revenues. The largest superstore reseller of SyQuest products in fiscal 1997 was CompUSA, which accounted for 3% of the Company's total net revenue. In the mail order retail channel, MAC/Micro Warehouse continued to be the largest reseller as it represented nearly 4% of SyQuest's net revenue for fiscal 1997.

 Manufacturing

  The Company manufactures high volume, mature products in Malaysia. In addition, the Company assembles system products and manufactures initial production quantities of new products in Fremont, California.

  The Company and Legend have announced that they are in discussions to form a joint venture company for the manufacture and distribution of the Company's removable cartridge hard drives and products in China. The Company would provide the proposed joint venture company with training and manufacturing know-how to insure that the joint venture had the requisite skills to manufacture the Company's removable cartridge hard drives and products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Reliance on Manufacturing Relationships."

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

  The manufacture of removable cartridge disk drives and disk cartridges is complicated and difficult. In the past, the Company experienced manufacturing difficulties, including quality problems, resulting in low yields impacting the Company's ability to meet sales demand. While the Company is not currently experiencing any quality problems of a material nature in the manufacturing process, there can be no assurance that the Company will not experience manufacturing problems in the future. Any disruption of the Company's manufacturing could adversely affect the Company's business and results of operations. Foreign manufacturing is subject to various risks, including changes of governmental policies, transportation delays and interruptions, fluctuations in foreign currency and the imposition of tariffs and import/export controls.

  The Company obtains almost all subassemblies and components from outside sources located principally in the United States and Asia. Several of these components are available through limited or single sources. In the past, the failure to obtain sufficient quantities of certain key components or to obtain components of satisfactory quality has caused production delays. Prolonged disruptions in the supply of any key components used in the Company's manufacturing processes could adversely affect the Company's operating results and damage customer relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Shortages of Critical Components; Absence of Supply Contracts; Suppier Workouts" and "--Reliance on Manufacturing Relationships."

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

  The Company's current product development efforts are directed toward both high performance drives and cartridges. SyQuest makes extensive use of computer-aided design tools in mechanical, electrical, firmware and circuit board design areas.

  In fiscal 1997, 1996 and 1995, the Company's research and development expenses were $17.9 million, $25.9 million and $23.9 million, respectively.

  The data storage industry is subject to rapid technological change and short product life cycles. Data storage manufacturers continually strive for larger data storage capacities, higher performance and lower costs. Meeting these demands is more difficult and complicated for manufacturers of removable cartridge drives such as SyQuest than for fixed drive manufacturers. In order to remain competitive, the Company must continue to design, develop, manufacture, market and sell new products in a timely manner. To this end, the Company has incurred and expects to continue to incur significant product research and development expenditures. However, there can be no assurance that SyQuest will be able to introduce cost effective and competitive new products in a timely manner. If the Company is unable to do so, its future operating results will be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results-- Technological Change and New Products."

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

  The Company believes that its products compete most directly with other removable media data storage devices, such as disk drives offered by Iomega Corporation and magneto optical disk drives. While the Company pioneered the technology used in the Winchester removable cartridge hard disk drive and for many years enjoyed a unique position in the industry having little direct competition, the competitive environment changed primarily due to the activities of two companies. The Company's most direct competition comes from Iomega, whose Winchester-based Jaz drive competes directly with the Company's 3.5-inch products and is considered by the Company as similar in price and performance to the Company's SyJet drive.

  Although the Company believes that its products offer performance and certain other advantages over most other removable media storage devices available today, the Company believes that the price/performance levels of existing removable media products will improve and that other companies will introduce new removable media storage devices. Accordingly, the Company believes that its products will face intense competition from makers of removable storage products based on other technologies. These technologies and some of their respective developers include: (optical) Panasonic, Pinnacle Micro, Maxoptics, Fujitsu; (rewritable CD) Toshiba, Sony, Phillips, Panasonic, MKE; and LS-120 MKE, OR Technology, Compaq and Swan Instruments. In addition, the Company may face increased competition in the future from alternative data storage and retrieval technologies such as high-capacity floppy disk drives, rewritable CD drives and DVD devices. In particular, a consortium comprising Compaq Computer, 3M, Insite and Matsushita-Kotobuki Electronics Industries Ltd. has announced and is selling the LS120, a high-capacity floptical drive that is compatible with conventional floppy disks. Both Mitsubishi Electric Corp. and Mitsumi have also announced that they plan to manufacture a high capacity, floppy drive that is downwardly compatible with existing floppy diskettes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results-- Competition."

 Backlog

  The Company's sales are primarily for delivery of standard products according to standard purchase orders, which may be subject to change or cancellation by the customer without significant penalties. The quantity actually purchased, as well as the shipment schedules, are frequently revised to reflect changes in the customer's needs. The Company historically has not carried a significant backlog of customer orders. Its customers tend to order product for immediate shipment and, as such, the Company does not have visibility on order rates and demand for its products generally beyond thirty days.

 Patents and Licenses

  Since its inception, the Company has been issued more than 61 U.S. and foreign patents relating to certain features or components of its disk drive and cartridge products. Many of these patents, however, do not pertain to the Company's recent product generation. The Company has approximately 31 pending U.S. and foreign patent applications, although there can be no assurances that such applications will mature into patents. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented. In addition to potential patent protection, the Company relies on the laws of unfair competition, copyright, trademark and trade secrets to protect its proprietary rights. The Company also utilizes nondisclosure agreements and internal secrecy procedures. No assurance can be given that the protective measures taken by the Company will be sufficient to preclude competitors from developing competing or similar technologies or products.

  The Company has been and may in the future be notified that it may be infringing patent or other proprietary rights. If infringement is established, the Company could be required to pay damages and be enjoined from selling the infringing products or practicing the infringing processes. Moreover, if the Company were unable to alter its products or processes to avoid the infringement claim, it might be required to obtain licenses and there can be no assurance that necessary licenses could be obtained on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Dependence on Proprietary Technology; Intellectual Property Litigation."

 Employees

  As of November 28, 1997, the Company had a total of 1107 full time employees of which 85 were in research and development, 906 were in manufacturing, 66 were in marketing, sales and support, and 50 were in finance and administration. Of the total number of employees, the Company has 293 employees located in North America and 814 employees located throughout the world, principally in Malaysia. The Company makes use of temporary employees, primarily in manufacturing, who are hired on an as-needed basis. None of the Company's employees are represented by a labor union. The Company has experienced no material work stoppages and believes that its employee relations are good.

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

                           SIZE      EXPIRATION OF
        LOCATION         (SQ. FT.)       LEASE                PRINCIPAL USE
        --------         ---------   --------------           -------------
Fremont, California.....  139,311/1/   April 1999   Administration, Manufacturing and
                                                     Research and Development
Berkshire, UK...........      825      June 1998    Administration
Boulder, Colorado.......   13,896    November 1999  Research and Development
Weingarten, Germany.....    4,600    September 1998 Unoccupied
Ismaning, Germany.......   56,000    September 1999 Administration
                          -------
Total...................  214,632
                          =======

--------
/1/ Consists of two adjacent buildings.

  The Company also leases or rents office space for sales in the greater metropolitan areas of Norwalk, Ohio; Fairport, New York; Wauconda, Illinois; Eden Prairie, Minnesota; Raleigh, North Carolina; Newport Beach and Fremont, California; Singapore; Paris, France; London and Edinburgh, United Kingdom; and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

  On December 3, 1997, SPARC International, Inc. filed a lawsuit in the United States District Court in and for the Northern District of California against the Company. The lawsuit alleges that the Company's use of the trademark SparQ in connection with its recently--introduced SparQ removable cartridge hard drive product constitutes an infringement of the SPARC trademark owned by SPARC International, Inc. The complaint requests money damages and a preliminary and permanent injunction enjoining the Company from further infringement. On December 19, 1997, SPARC International, Inc. filed a motion seeking a preliminary injunction enjoining the Company from using the SparQ trademark on its removable cartridge hard drive products and requesting a hearing on January 26, 1998. The Company believes that it does not infringe any valid trademarks of SPARC International, Inc. and intends to defend itself against this action.

  On July 23, 1997, Iomega Corporation ("Iomega") filed civil action No. 97-466 in the United States District Court in and for the District of Delaware against SyQuest Technology Inc. The law suit alleges that SyQuest has infringed Iomega's Design Patent No. D378,518 and U.S. Patent No. 5,644,444 by making and selling computer disk cartridges and drives which embody alleged inventions of those patents and that SyQuest has willfully infringed Iomega's alleged trademark "JET". The complaint requests money damages and a preliminary and permanent injunction enjoining SyQuest from further infringement. The Company believes that it does not infringe any valid patent claims or trademarks of Iomega and intends to vigorously defend against this action.

  On or about June 10, 1997, the Company initiated litigation against Castlewood Systems, Inc. and eleven (11) former Company employees in Santa Clara Superior Court, No. 766757 asserting ten (10) causes of action, including claims for misappropriation of trade secrets, unfair competition, and breach of fiduciary duty. On or about July 16, 1997, Castlewood filed a Cross-Complaint against the Company, alleging three (3) causes of action (interference with prospective economic advantage; unfair competition; trade libel). Since that time, the parties have engaged exclusively in hearings before Thomas E. Schatzel, Esq., the Court-appointed Discovery Referee, to finalize the Company's Civil Procedure (S) 2019 (d). The Company's Seconded Amended Identification of Trade Secrets was deemed acceptable by the Discovery Referee on October 20, 1997. Discovery has only recently begun, and there can be no assurance as to what financial effect this litigation may have on the Company.

  In 1996, the Company filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement. The Company initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. On January 27, 1997, the Company filed a Complaint in the United States District Court in Northern District of California against Nomai, S.A., Nomus, Inc., Marc Frouin, Herve Frouin, Electronique d2, and La Cie Ltd., entitled SyQuest Technology, Inc. v. Nomai, S.A. et al. (Case No. C97-0271 FMS) (the "Nomai Action") alleging patent and trademark infringement, misrepresentation, breach of contract and other claims. During April through June, Nomus, Inc., Marc Frouin and Herve Frouin (collectively the "Nomai Parties") filed certain Cross-Complaints against the Company. The parties have engaged in discussions concerning the terms of a potential resolution to the Nomai Action, and the Nomai Parties and Defendants Electronique d2 and La Cie Ltd. and the Company have agreed to certain material terms of settlement in principle and final documentation remains outstanding. The Nomai Action remains pending.

  Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies have individually contacted the Company concerning its alleged use of intellectual property belonging to them. Companies that have contacted the Company include one company that has alleged that the Company's products infringe six U.S. patents. It is the Company's belief that the claims are without merit or that the infringement claims relate to component parts purchased from vendors. The Company also believes that in the event this company prevailed on its claims, the Company would be indemnified by its vendors for any liability arising from the alleged infringements and that this matter will not have a material adverse effect upon its financial condition or results of operations. Another company has notified the Company that it believes a number of the Company's removable cartridge hard drives products infringe several of its patents relating to the use of spin motors in disc drives. The Company believes that its removable cartridge hard drive products do not infringe the claims of these patents and that some or all of the asserted patents are invalid.

  Patent and similar litigation frequently is complex and expensive and its outcome can be difficult to predict. There can be no assurance that the Company will prevail in any proceedings that have been or may be commenced against the Company. In addition, certain technology used in the Company's products is licensed from third parties. The termination of any such license arrangements could have a material adverse effect on the Company's business and financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of its stockholders and one special meeting of its stockholders on May 6, 1997 and November 5, 1997 respectively. All of the proposals submitted to the stockholders at the meeting were approved, and the vote on such proposals is described below:

  A proposal to elect directors to serve for the ensuing year and until their successors are elected.

      For............................................................ 27,532,460
      Against........................................................      7,023
      Abstain........................................................    420,705
      Broker Non-Vote................................................          0

  A proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 60,000,000 to 120,000,000 and to decrease the stated par value of the Company's Common Stock and Preferred Stock from $0.001 to $0.0001.

      For............................................................ 47,519,671
      Against........................................................  2,612,177
      Abstain........................................................    244,901
      Broker Non-Vote................................................          0

  A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending September 30, 1997.

      For............................................................ 26,114,727
      Against........................................................  1,742,141
      Abstain........................................................    103,320
      Broker Non-Vote................................................          0

  A proposal to approve an Amendment to the Certificate of Incorporation to increase the authorized number of share of the Company's common stock from 120,000,000 to 240,000,000.

      For............................................................ 27,767,100
      Against........................................................    112,583
      Abstain........................................................     80,505
      Broker Non-Vote................................................          0

  A proposal to adopt the Company's 1997 Stock Incentive Plan.

      For............................................................ 13,344,299
      Against........................................................  3,096,015
      Abstain........................................................    279,615
      Broker Non-Vote................................................ 31,583,200

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  SyQuest's Common Stock, $.0001 par value, was first offered to the public on December 18, 1991 and since that time has been traded in the over-the-counter market as a Nasdaq National Market security under the symbol SYQT. The following table sets forth, during the periods indicated, high and low closing sales prices in the Nasdaq National Market system for the last two fiscal years:

   FISCAL YEAR ENDED
   SEPTEMBER 30, 1997                                           HIGH      LOW
   ------------------                                         --------- --------
   First Quarter............................................. $ 6 11/16 $3 11/16
   Second Quarter............................................ $ 3 7/8   $1 3/4
   Third Quarter............................................. $ 2 3/4   $1 3/4
   Fourth Quarter............................................ $ 3 5/32  $2 1/4
   FISCAL YEAR ENDED
   SEPTEMBER 30, 1996                                           HIGH      LOW
   ------------------                                         --------- --------
   First Quarter............................................. $13 1/2   $8 7/8
   Second Quarter............................................ $11 1/4   $4 7/8
   Third Quarter............................................. $18 7/8   $4 3/8
   Fourth Quarter............................................ $ 8 5/8   $5

  The Company's policy is to retain its earnings to finance future growth and it has paid no cash dividends in the last three fiscal years. The Company does not anticipate declaring cash dividends on its Common Stock in the forseeable future. In addition, the payment of cash dividends is restricted by certain of the Company's borrowing arrangements. See Note 4 of Notes to Consolidated Financial Statements. As of December 10, 1997, there were approximately 49,000 stockholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

                                         YEARS ENDED SEPTEMBER 30,
                               ------------------------------------------------
                                 1997      1996       1995      1994     1993
                               --------  ---------  --------  -------- --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 RESULTS OF OPERATIONS DATA:
Net revenue................... $122,723  $ 200,407  $299,544  $221,001 $206,362
Gross profit (loss)...........     (901)   (48,286)   51,047    60,659   75,281
Income (loss) from
 operations...................  (63,971)  (130,676)  (17,109)    5,126   19,278
Net income (loss)............. $(68,671) $(136,651) $(11,786) $  5,405 $ 15,212
INCOME (LOSS) PER SHARE(1):
Income (loss) before value
 assigned to warrants issued
 in conjunction with preferred
 stock offerings, embedded
 discounts, preferred stock
 dividends and other
 accounting changes........... $  (1.97) $  (11.89) $  (1.07) $   0.43 $   1.23
Net income (loss)............. $  (2.25) $  (12.38) $  (1.07) $   0.46 $   1.23
Weighted average number of
 shares outstanding...........   34,815     11,497    11,063    11,647   12,340
                                         YEARS ENDED SEPTEMBER 30,
                               ------------------------------------------------
                                 1997      1996       1995      1994     1993
                               --------  ---------  --------  -------- --------
                                              (IN THOUSANDS)
CONSOLIDATED FINANCIAL
 CONDITION DATA:
Working capital............... $  1,436  $ (37,351) $ 62,340  $ 72,652 $ 69,638
Total assets..................   82,649     75,181   164,684   139,501  120,503
Total long-term debt..........    4,024     20,971       --        --       --
Total stockholders' equity
 (deficit)....................    5,613    (30,353)   83,188    90,845   89,544

--------
(1) The computation of loss per share for the years ended September 30, 1997 and 1996, includes adjustments representing preferred stock dividends, adjustments for the "embedded yield" representing the discount on the assumed potential conversion of the Convertible Preferred Stock, and amounts representing value assigned to warrants issued in conjunction with certain Convertible Preferred Stock financings completed during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

  During fiscal 1997, the Company reduced its net loss from $136.7 million in fiscal 1996 to $68.7 million while net revenue declined from $200.4 million in fiscal 1996 to $122.7 million in fiscal 1997. The revenue decrease resulted primarily from reduced revenue from the Company's older "legacy" products which represent earlier generations of removable cartridge hard drive products which have generally been replaced by newer generation products with greater performance and capacity. The Company's newer products, EZ Flyer 230 and SyJet, partially off-set the decline in revenue from "legacy" products during the current fiscal year. The decline in the net loss for fiscal 1997 as compared to fiscal 1996 resulted primarily from reductions in the material component of the cost of products, reduced reserves related to inventory, reduced restructuring charges, warranty cost and the benefits of other cost reduction programs implemented by management during fiscal 1996 and throughout fiscal 1997.

  The Company has accumulated losses during the fiscal years ended September 30, 1997, 1996 and 1995 totaling approximately $220 million. The Company has funded the cumulative losses primarily by issuance of additional capital stock for cash proceeds of approximately $120 million. At the November, 1997 Special Stockholders' Meeting the Stockholders approved increasing the Company's authorized capital stock from 120 million common shares to 240 million common shares. Further sustained losses will necessitate future additional financings that if raised through the issuance of equity securities existing stockholders would experience additional dilution. The inability to raise additional cash on favorable terms when needed and continued losses will adversely effect the Company's ability to maintain that listing on the Nasdaq National Market. The Company's inabililty to maintain its listing would likely have a material and adverse effect on the market price of the Company's Common Stock and on its ability to raise additional needed capital.

FISCAL 1997 COMPARED TO FISCAL 1996

 Net Revenue

  Net revenue for the year ended September 30, 1997 was $122.7 million, a decrease of 38.8 percent as compared to net revenue of $200.4 million in fiscal 1996. The decrease resulted primarily from a decline in revenue from the Company's older "legacy" products (EZ135, SQ3270 and associated cartridges) of approximately $110 million or 64.5 percent which was partially off-set by net revenue from the introduction of EZ Flyer 230 during the fourth quarter of fiscal 1996 and the SyJet which was introduced during the second quarter of fiscal 1997. The Company experienced significant price pressure during fiscal 1997 which resulted in a decrease of 27.9 percent in the price of the 3.25 drive systems. Unit shipments during fiscal 1997 decreased 85 percent for 5.25 inch drive systems, increased 38 percent for 3.25 inch drive systems and decreased 62.3 percent for cartridges. Cartridge net revenue as a percentage of total net revenue was 48 percent in fiscal 1997 as compared to 49 percent in fiscal 1996. Net revenue from the Company's older legacy products represented 42.6 percent of total net revenue while EZ Flyer 230 and SyJet represented 57.4 percent of total net revenue in fiscal 1997. The Company anticipates that net revenue from legacy products will continue to decline as a percentage of future net revenue.

  Net revenue from European shipments represented 36 percent of total net revenue during fiscal 1997. This reflects a decrease of approximately $13.4 million or 23.4 percent as compared to fiscal 1996. This decrease resulted primarily from a change in European sales management, discontinuation of channel distribution relationships and consolidation of European operations to reduce cost.

  During the first quarter of fiscal 1998 the Company introduced a new 1.0 gigabyte hard drive storage system named SparQ and a 4.7 gigabyte hard drive storage system named Quest. SparQ is a low cost high performance product aimed at the mass market and Quest is a competitively priced high capacity product aimed at the Audio Video and Information Technology markets. The Company anticipates that SparQ will contribute a significant portion of its fiscal 1998 net revenue.

 Gross Profit (Loss)

  The Company reported a gross loss for the current fiscal year of $0.9 million as compared to a gross loss of $48.3 million in fiscal 1996. The improvement in the gross loss of $47.4 million or 98.1 percent resulted primarily from reduced charges to cost of goods sold ($23.9 million) related to the decision to discontinue the EZ135/SQ3270 drive products during the second half of fiscal 1996, an increase in the mix of revenue toward the newer higher margin products, manufacturing cost reductions, reduced warranty expense, foreign exchange benefits related to the Malaysian Ringitt and efficiencies realized as a result of increased utilization of the production facilities. The improvements to the gross profit were off-set by significant price reductions during the year as discussed in the net revenue section above.

 Selling, General and Administrative Expense

  The reported selling, general and administrative expense for the current year decreased $6.6 million to $45.1 million, or 36.8 percent of net revenue, as compared to fiscal 1996. The decrease resulted primarily from reduced bad debt expense, consolidation of European operations and ongoing cost reduction and business simplification efforts. These cost reductions were partially offset by increased advertising and marketing efforts incurred to promote the introduction of new products and stimulate sales demand and increased legal expenses related to various legal proceedings. Overall the number of employees decreased by 35.2 percent to 116 employees at September 30, 1997.

 Research and Development Expense

  The reported research and development expense for the current year decreased $7.9 million to $18 million, or 14.7 percent of net revenue, as compared to fiscal 1996. The decrease resulted primarily from focused engineering effort on core product and cost reduction efforts. The number of employees decreased by 59 percent to 85 employees at September 30, 1997.

 Interest Income and Expense

  The reported interest expense for the current year increased $3.1 million to $4.3 million, or 3.5 percent of net revenue, as compared to 1 percent of net revenue in fiscal year 1996. The increase resulted primarily from increased borrowings under the Company's bank borrowings. The average bank borrowing for the current year was $18.8 million as compared to $11.9 million in fiscal 1996. Additionally, approximately $2.0 million of accounts payable balances were converted to notes payable with an average interest rate of 10 percent. The interest expense on vendor notes payable increased $1.6 million in the current year as compared to fiscal 1996.

  Approximately $92.6 million of cash was raised through various equity financing transactions during the fiscal year ended September 30, 1997. Available cash was invested in liquid money market accounts and earned interest income of approximately $0.2 million in the current year as compared to $0.2 million in fiscal 1996.

 Income Taxes

  The reported provision for income taxes was $0.4 million in the current fiscal year as compared to $3.0 million in fiscal 1996. The provision for taxes in fiscal 1996 resulted primarily from an increase in the deferred tax asset valuation allowance greater than the expected tax benefit computed by applying the federal statutory rate to the fiscal 1996 loss. The provision for income taxes in the current year reflects the mix of the sources of income/loss by geographic region within which the Company has operations. As of September 30, 1997, a valuation allowance in the amount equal to the net deferred tax asset has been recorded. Realization of the deferred tax benefit is dependent on future taxable earnings, the timing and amount of which are uncertain.

  The Company successfully negotiated a tax holiday with Malaysian authorities exempting a significant amount of profits generated by its Penang, Malaysia operation from Malaysian tax. While there can be no assurance that the Company will be able to continue to meet the conditions of the tax holiday, if any, Management believes it will be able to realize a tax holiday in Malaysia in the future. The provision for Malaysian taxes in the current year is provided in anticipation of the likely tax holiday.

FISCAL 1996 COMPARED TO FISCAL 1995

 Net Revenues

  Fiscal 1996 revenues declined by 33% to $200.4 million from $299.5 million in fiscal 1995. The revenue reduction can be attributed to sharply reduced prices for the Company's EZ135 and SQ3270 3.5 inch products, and reduced unit sales and lower average selling prices (ASP's) for all 5.25 inch platform drives and cartridges (down 50% from fiscal year 1995), which were partially offset by the successful introduction of the EZ Flyer 230 in the fourth quarter of fiscal 1996. From fiscal 1995 to fiscal 1996, ASPs for 5.25 inch drives and subsystems declined 9%, 3.5 inch drive and subsystem ASPs declined 37% and cartridge ASPs declined 29%. Cartridge revenue as a percentage of total revenue was 49% in both fiscal years. Cartridge unit sales volume declined 3% from fiscal 1995 to fiscal 1996 while unit drive volume decreased 4% for the same period. The Company's mature 5.25 inch products comprised 44% of revenue in fiscal 1996 after representing 60% of revenue in fiscal 1995.

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

  The data storage industry is subject to rapid technological change and short product life cycles. Data storage manufacturers continually strive for larger data storage capacities, higher performance and lower costs. Meeting these demands is more difficult and complicated for manufacturers of removable cartridge drives such as SyQuest than for fixed drive manufacturers. In order to remain competitive, the Company must continue to design, develop, manufacture, market and sell new products in a timely manner. To this end, in the fourth fiscal quarter of 1996 the Company announced a 1.5 gigabyte, 3.5 inch product (SyJet) but had not yet commenced volume production. The Company believes the SyJet will contribute a significant portion of its fiscal 1997 revenue. However, there can be no assurance that SyQuest will be able to introduce this or other cost effective and competitive new products in a timely manner. If the Company is unable to do so, its future operating results will be adversely affected.

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

 Research and Development Expenses

  Research and development expenses totaled $25.9 million in fiscal 1996, an increase of $2.0 million from fiscal 1995. This represents 12.9% of revenue in fiscal 1996, compared to 8.0% in fiscal 1995. The increase in spending is primarily due to increased number of employees and related costs. The increase as a percentage of revenue is due to the increase in expense and the decline of revenue from fiscal 1995 to fiscal 1996. The Company believes that it must continue to make significant investments in R&D in order to effectively implement its product strategy and continues to make these investments despite the decline in revenue from 1995 to 1996.

 Restructuring Expenses

  Restructuring expenses were incurred during fiscal 1996 for the transfer of manufacturing operations previously located in Singapore to the Company's facility in Penang, Malaysia to lower costs and eliminate excess capacity, and for the relocation of the Company's European headquarters from the Netherlands to Germany. Restructuring charges from discontinued operations in Singapore included $1.4 million for severance and other benefits affecting approximately 1,500 employees, $0.6 million for site closure and related costs and $1.6 million for write-off of capital assets. The shutdown was completed in the third quarter of fiscal 1996. Restructuring charges related to the movement of the Company's European headquarters to Germany totaled $1.1 million and included severance costs and write-off of capital assets in the Netherlands, as well as certain legal expenses.

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

 Liquidity and Capital Resources

  The Company is in a turnaround situation which necessitates certain action by Management which affect the business environment in which the Company operates. At September 30, 1997, the Company's book net worth was $5.6 million as compared to a book net worth of negative $30.4 million at the end of fiscal 1996. Working capital at September 30, 1997 was $1.4 million as compared to a negative $37.4 million at the end of fiscal 1996. The increase to book net worth and working capital resulted primarily from equity financing completed during fiscal 1997 of approximately $92 million partially offset by a net loss of $68.7 million. In the first quarter of fiscal 1998 the Company raised additional cash of approximately $36.0 million by issuing $10 million of convertible preferred stock and $20 million through the exercise of outstanding warrants.

  The Company continues to face significant risks associated with successful execution of its turnaround strategy. These risks include, but are not limited to technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel.

  The Company has recently introduced newer generation products with greater capacity and performance than its older "legacy" products. These newer products in production during the current fiscal year are the EZ Flyer 230 and SyJet. Two additional new products introduced during the first fiscal quarter of fiscal 1998 are SparQ and Quest. The Company historically has not carried a significant backlog of customer orders. Its customers tend to order product for immediate shipment and, as such, Management does not have visibility on order rates and demand for its products generally beyond thirty days. There can be no assurance that these new products will achieve market acceptance.

  As a result of new product introductions and funding continued operating losses, the Company needs sufficient capital to implement a marketing strategy that will adequately address the appropriate markets and generate sales demand for its current and planned future products. Accumulated losses during the fiscal years ended September 30, 1995, 1996 and 1997 totaled approximately $220 million. The Company has funded the cumulative losses primarily by issuance of additional capital stock for cash proceeds of approximately $92 million. At the November, 1997 Special Stockholders' Meeting the Stockholders approved increasing the Company's authorized capital stock from 120 million common shares to 240 million common shares. Further sustained losses will necessitate future additional financings that if raised through the issuance of equity securities existing stockholders would experience additional dilution. The inability to raise additional cash when needed and continued losses will adversly effect the Company's ability to maintain its listing on the Nasdaq National Market. The Company's inability to maintain that listing would likely have a material and adverse effect on the market price of the Company's Common Stock and on its ability to raise additional needed capital.

  The following table sets forth in summary form the Company's material financing activities from June 1996 through October 1997. The terms of these financings are described in seven of the Company's Current Reports on Form 8-K dated, respectively, June 14, 1996, October 31, 1996, November 11, 1996, April 14, 1997, May 30, 1997, August 4, 1997, and October 4, 1997.

                                                                              RESULTING
                                                  PREFERRED      GROSS          COMMON       WARRANTS
    DATE             SERIES/TRANSACTION            SHARES       PROCEEDS        SHARES        ISSUED
    ----             ------------------           ---------   ------------    ----------    ----------
    6/96    7% Cumulative Convertible Preferred     20,000(2) $ 20,000,000    10,301,708           --
             Stock, Series 1
    7/96    6% Convertible Subordinated                --     $  7,700,000(5)        --            --
             Debenture(1)
 9/96-10/96 Various Debt to Equity exchanges           --       24,440,000(5)  8,047,269           --
 2/97-4/97
   10/96    Cumulative Convertible Preferred         5,500(2) $  5,500,000     3,289,981     1,096,660
             Stock, Series 1
   10/96    5% Cumulative Convertible Preferred     24,500(2) $ 24,500,000    12,440,447     4,146,816
             Stock, Series 2
   11/96    Common Stock Sale                          --     $  8,500,000     1,500,000     1,875,000
    4/97    5% Cumulative Convertible Preferred     50,000    $  5,000,000     2,485,070     5,000,000
             Stock, Series 3
    5/97    5% Cumulative Convertible Preferred    280,000(3) $ 28,000,000    10,069,645    28,000,000
             Stock, Series 4
    8/97    Common Stock Sale                          --     $  3,500,000     1,382,716     3,500,000
 9/97-10/97 5% Cumulative Convertible Preferred     30,000(4) $ 30,000,000           --     21,000,000
             Stock, Series 5
                                                   -------    ------------    ----------    ----------
            Total                                  410,000    $157,140,000    49,516,836(6) 64,618,476
                                                   =======    ============    ==========    ==========

--------
(1) The 6% Convertible Subordinated Debenture, was issued as part of a debt to equity transaction, $2,775,000 is convertible into up to 400,000 shares of the Company's Common Stock at a conversion price of $6.9375 per share.
(2) All preferred shares have been converted into the resulting common stock noted.
(3) 53,580 shares of the Series 4 Preferred Stock remain unconverted.
(4) There have been no conversions of the Series 5 Preferred Stock.
(5) No cash proceeds were received by the Company.
(6) On December 10, 1997, assuming the conversion of all remaining preferred stock, the exercise of warrants and other stock commitments, the Company would have approximately 153 million shares issued and outstanding

  Through much of fiscal 1996 the Company was unable to obtain regular business terms with its suppliers as a result of continued losses and liquidity issues. Consequently, the Company was often in a position of conducting business with its suppliers on a C.O.D. basis. During fiscal 1997, the Company has experienced a return to regular business terms with its key suppliers, although some vendors still require C.O.D. terms or security deposits. The Company may from time to time experience difficulty in the future in obtaining a sufficient supply of many key components due to the shortage of cash to pay suppliers on a timely basis. A disruption in the supply of key components would have a material adverse affect on sales and the ability to successfully produce product in volumes necessary to meet demand.

  The cash and short-term investment balance at September 30, 1997 increased to $7.1 million as compared to $3.7 million at the end of fiscal 1996. Working capital needs have been financed through a combination of existing cash resources, improved asset management of accounts receivable and inventory balances, conversion of vendor notes into equity and a series of capital financing transactions completed during the current fiscal year.

  The Company's liquidity may be adversely effected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing transactions and continued losses from operations. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative effect on the Company's liquidity. Factors such as price reductions, the introduction and market acceptance of new products, product returns, availability of critical components have had an adverse effect on the Company's products and have contributed to this quarterly variability. Moreover, the expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the results of operations. As such, the results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of the Common Stock. A decline in the market price of the Common Stock would have a negative effect on the Company's ability to raise needed capital on acceptable terms and conditions to Management.

  The revenue, operating loss and loss per share for the four quarter of fiscal 1997 are presented below to illustrate the quarterly fluctuations during the most recent fiscal year. The loss per share has been recalculated in order to be presented on a consistent basis with the re-statement discussed in footnote Number 10 and the Consolidated Financial Statements.The change in the presentation of the earnings per share had no impact on the reporting operating loss for the periods presented.

                                            Q1        Q2        Q3       Q4
                                         --------  --------  --------  -------
                                             (THE TABLE IS PRESENTED IN
                                                     MILLIONS,
                                          EXCEPT FOR LOSS PER SHARE DATA)
   Revenue.............................. $   48.3  $   16.8  $   31.7  $  25.9
   Net Loss............................. $   (6.8) $  (33.7) $  (10.7) $ (17.5)
   Loss per share....................... $  (0.86) $  (1.31) $  (0.31) $ (0.33)
   Weighted average shares..............   14,673    26,206    44,054   53,806

  Net accounts receivable at September 30, 1997 totaled $19.5 million compared to $30.3 million at the end of fiscal 1996. The decrease resulted primarily from reduced sales volume in fiscal 1997. Days sales outstanding in accounts receivable were 59 days at the end of the current fiscal year which is a slight decline of 4 days or 7 percent from the end of fiscal 1996.

  Net inventory at September 30, 1997 totaled $26.7 million compared to $10.5 million at the end of fiscal 1996. The increase resulted primarily from investments to support introduction of new products such as SparQ and Quest. Inventory turnover for the current fiscal year was 3 as compared to a turnover of 11 for fiscal 1996.

  On January 17, 1997, a domestic line of credit was negotiated with a financial institution, continuing the existing terms and extending the line through March 31, 1998. The credit line provides for a limit on borrowings of $30.0 million based on a combination of 80 percent of eligible accounts receivable balances and 40 percent of eligible finished goods inventory balances. Borrowings under the agreement bear interest based on the highest "LIBOR" (London Interbank Offered Rate) rate during the month plus 4.825 percent and are subject to the higher of a minimum interest rate of 8% per annum or $10,000 per month, regardless of borrowings. The interest rate as of September 30, 1997 was 10.75 percent. The agreement also places limitations on additional borrowings, payment of dividends and is secured by substantially all the Company's assets. The balance borrowed at September 30, 1997 under the domestic line of credit was $17.6 million as compared to $14.7 million at the end of fiscal 1996. Management believes its relations with the financial institution are good, The Company has received indication from its Banks that they intend to renew the line of credit upon expiration of the existing credit agreement. The terms and financial covenants of the renewed line of credit remain to be determined and negotiated. Management believes it will be successful in renewing the line of credit. Failure to renew the line of credit will have a material adverse effect on the Company's liquidity.

  In fiscal 1996, the Company entered into a revolving banking facility with a bank in Penang, Malaysia expiring in March, 1998. The banking facility consists of line of credit for 17.5 RM (Malaysian Ringitts-- approximately $7 million) and a term loan for 12.5 RM (approximately $5 million). The bank facility is secured by the production facility, equipment inventory and eligible accounts receivable in Malaysia and a corporate guarantee from the parent company of SyQuest Technology Sdn Bhd (M), SyQuest Technology, Inc. Borrowings under the facility bear interest based upon 1 percent over the bank's base lending rate while the short-term borrowings bear interst at varying rates and become due every 180 days. The interest rate at September 30, 1997 was 8.85 percent. The borrowings outstanding under the bank facility at September 30, 1997 was $5.4 million

(17.5 million RM) as compared to $8.1 million (26.2 million RM). Borrowings are denominated in Malaysian Ringitts and, as such, are subject to foreign currency fluctuations against the US dollar. During the current fiscal year the Malaysian Ringitt weakened against the US dollar resulting in foreign currency gains of approximately $0.65 million. There can be no assurance that this trend will continue and the Company does not currently hedge foreign currency exposures. Management believes its relations with the bank are good. Failure to renew the bank facility would have a material adverse effect on the Company's liquidity.

  During the current fiscal year approximately $74.1 million of cash was used for operating activities and approximately $6 million of cash was used for capital expenditures. Management believes, based upon the additional $36.0 million cash raised in the first quarter of fiscal 1998, anticipated extension of its bank credit lines and available cash balances, it has sufficient cash resources to fund operation through the end of fiscal 1998. There can be no assurance that the Company will be successful in achieving its internal financial plan. The Company may need additional funds for promoting new products and working capital required to support increased sales and support the required investments in accounts receivable and inventory. Management's financial plans for fiscal 1998 anticipate raising additional equity capital primarily through exercise of currently outstanding 30 million warrants issued in conjunction with previously completed financial transactions. If these outstanding warrants were to be exercised the Company would receive cash proceeds of approximately $90 million, however, the outstanding warrants do not include any demand or call provisions. Management may have to entice existing warrant holders to exercise their warrants by offering discounts to the contractual exercise price and/or issuing exchange warrants at market or negotiated discount exercise prices. Management believes it has sources of equity capital beyond the exercise of currently outstanding warrants through issuance of additional convertible preferred stock or issuance of a debt instrument such as a convertible debenture. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions. If results of operations for fiscal 1998 do not meet management's expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures so as not to require additional capital. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company's products, the quality of product development efforts, availability of critical components, management of working capital, and continuation of normal payment terms and conditions for purchase of materials and services.

FACTORS THAT MAY AFFECT FUTURE RESULTS

 Sustained Losses; Need for Additional Financing; Future Capital Needs

  The Company has accumulated losses during fiscal years ended September 30, 1995, 1996, and 1997 totaling approximately $220 million. There can be no assurances that the Company will cease incurring losses despite new product introductions, as there can be no assurances that the Company's products will be accepted in the marketplace. Continued losses would result in liquidity and cash flow problems and could affect product delivery efforts. Further sustained losses will necessitate future additional financings that if raised through the issuance of equity securities, will reduce the percentage ownership of the stockholders of the Company. Existing stockholders may experience additional dilution, and securities issued in conjunction with new financings may have rights, preferences and privileges senior to those of holders of the Company's Common Stock. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms.

  The inability to raise additional financings when needed and continued losses could impact the Company's ability to maintain its listing on the Nasdaq National Market in the future. Should the Company fail to meet such listing standards, it may be delisted from the Nasdaq Stock Market. Trading, if any, in the listed securities would thereafter be conducted on the Electronic Bulletin Board or the National Quotation Bureau's "pink sheets." As a result, should delisting occur, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the Company's securities. This would likely have a material and adverse effect on the market price of the Company's Common Stock and on the Company's ability to raise additional capital. There can be no assurances that the Company would be successful in securing additional financings which could place the Company at risk of losing its Nasdaq listing.

CONVERTIBLE SECURITIES, WARRANTS AND OPTIONS; POTENTIAL DILUTION AND ADVERSE IMPACT ON ADDITIONAL FINANCING

  As of December 10, 1997, the Company had outstanding options and warrants to purchase approximately 80,000,000 shares of Common Stock, at a weighted average exercise price of $2.755 per share. The exact number of shares of Common Stock issuable upon conversion of the Series 4 Preferred Stock and the Series 5 Preferred Stock (collectively, the "Preferred Stock") cannot be estimated with certainty because, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion, and there is no cap on the number of shares of Common Stock that may be issuable. The number of shares of Common Stock issuable upon conversion of the Preferred Stock is also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. Further, the Company may, at its election, choose to issue additional shares of Series 4 Preferred Stock in lieu of cash dividends due to the holders of the Series 4 Preferred Stock.

  In addition, on November 13, 1996, SyQuest sold to an investor 1,500,000 shares of Common Stock that became freely tradeable, subject to compliance with applicable securities laws, on approximately February 12, 1997. As part of this same transaction, the Company issued a warrant that became exercisable for 1,875,000 shares of Common Stock.

  To the extent that such options and warrants are exercised, shares of Common Stock or Series 4 Preferred Stock are issued in lieu of cash dividends or convertible securities are converted, substantial dilution of the interests of the Company's stockholders is likely to result and the market price of the Common Stock may be materially adversely affected. Such dilution will be greater if the future market price of the Common Stock decreases as the number of conversion shares to be issued will increase. For the life of such warrants, options and convertible securities the holders will have the opportunity to profit from a rise in the price of the underlying securities. The existence of such warrants, options and convertible securities is likely to affect materially and adversely the terms on which the Company can obtain additional financing, and the holders of such warrants, options and convertible securities can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such warrants, options and convertible securities. See management's discussion and analysis at Liquidity and Capital resources.

  The Company has filed Registration Statements on Form S-8 under the Act to register shares of Common Stock subject to stock options and to the Company's employee stock purchase plan that will permit the resale of such shares, subject to Rule 144 volume limitations applicable to affiliates of the Company and vesting restrictions. The Company has also registered the Common Stock issuable upon exercise of the warrants and conversion of the convertible securities pursuant to a prospectus included in Registration Statement Nos. 333-7369 and 333-17119 and 333-28225. Such registered shares can be sold without any holding period or sales volume limitations.

UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCTS

  The Company's future success will depend upon market acceptance of its new products and upon the Company's ability to establish its new products as industry standards. In December 1996, the Company began shipping its SyJet 1.5 Gigabyte Removable Cartridge Hard Drive (SyJet) product line. While the Company believes that the SyJet product line has been favorably received by the marketplace, there can be no assurance that the level of acceptance will continue or grow. Through March 31, 1997, SyJet production was constrained by industry-wide shortages of critical components and other production shortfalls. On November 3, 1997, the Company announced its SparQ 1.0 Gigabyte Removable Cartridge Hard Drive (SparQ) product line. The Company anticipates first customer shipments to occur in November, 1997. The initial acceptance of the market place for SparQ has been favorable, however, there can be no assurance that the level of acceptance will continue to grow. On November 10, 1997, the Company announced its Quest 4.7 Gigabyte Removable Cartridge Hard Drive (Quest) product line. The initial acceptance of the marketplace for Quest has been favorable, however, there can be no assurance that the level of acceptance will continue to grow.

  While the Company continues its sales and marketing campaigns to successfully launch these new products there can be no assurance that they will continue to be accepted in the marketplace. Further, the Company continues its efforts to increase its manufacturing output for these new products to meet the sales and projected sales demand and there can be no assurances that the Company will be successful in manufacturing the required unit volumes.

  SyQuest removable-cartridge hard drive technology is different from the most widely used data storage devices today (hard disk drives, floppy disk drives and CD-ROM drives). Other types of read/writable data storage devices have achieved widespread market acceptance in recent years and there can be no assurance that the Company's new products will achieve the same market acceptance. Whether the Company's new products will achieve significant market acceptance will depend upon a number of factors, including the price, performance and other characteristics of competing solutions introduced by other vendors, the timing of the introduction of such products, and the success of the Company in establishing OEM arrangements for the Company's new products. See "Risk Factors--Competition" and "--Shortages of Critical Components; Absence of Supply Contracts; Supplier Workouts." There can be no assurance that the Company will be successful in achieving market acceptance. In addition, the two formats of removable media storage which have gained widespread market acceptance to date--floppy disk drives and CD-ROM drives-- are both used by software manufacturers as a means of software distribution. While the Company's products are also used for some software distribution, there can be no assurances that software distribution on the Company's will continue. The failure of the Company's new products to achieve widespread commercial acceptance would have a material adverse effect on the Company's financial results and business.

CONTINUED SALES OF THE EZ FLYER 230 AND LEGACY PRODUCTS

  While the Company believes that the EZ Flyer 230 will continue to be a contributor to the Company's revenue in the near future, there can be no assurances, in the face of increased competition and higher capacity solutions, that the demand for the EZ Flyer 230 will continue at current levels.

  The Company has a group of "legacy" products that represent earlier generations of removable cartridge hard drive products. These legacy products have generally been replaced by new generation products with greater performance and capacity. The Company continues to sell its legacy products to support installed systems still in use in the marketplace. There can be no assurances that sales of legacy products will continue.

SHORTAGES OF CRITICAL COMPONENTS; ABSENCE OF SUPPLY CONTRACTS; SUPPLIER
WORKOUTS

  Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. During the 1996 fiscal year and fiscal 1997, the Company experienced disruption in its supply of certain components for a number of reasons including, industry wide shortages and the shortage of cash to pay suppliers. During fiscal 1996, component shortages due to limited cash availability affected the Company's ability to produce EZ Flyer 230 and SyJet products and limited the Company's ability to implement certain improvement plans. Moreover, the Company may continue from time to time to experience difficulty in the future in obtaining a sufficient supply of many key components due to the shortage of cash to pay suppliers and other reasons. A disruption in the supply of key components would have had a material adverse affect on the Company's ability to generate sales and the ability to successfully produce product in volumes necessary to meet demand. If such disruptions are repeated, the Company's ability to generate sales and increase revenues will be materially adversely effected.

  On July 15, 1996, the Company issued a Debenture to one of its suppliers pursuant to which up to 400,000 shares of Common Stock could be issued to such supplier at a conversion price of $6.9375 per share. Subsequently, the Company negotiated with other suppliers to extend the payment dates on amounts owed. The Company conducted similar negotiations with other suppliers, converting a total of approximately $43.1 million of accounts payable and other obligations to those suppliers, to notes payable to reflect extended repayment terms. In September and October 1996, and February, March and April 1997, the Company received certain of those notes payable in exchange for an aggregate of 8,047,269 shares of Common Stock. As a result of the Company's completion of recent financing transactions and other efforts by management to improve SyQuest's financial condition, most of the Company suppliers have transitioned from doing business with the Company on a C.O.D. basis and are selling to the Company under more standard commercial terms. However, if the Company were to experience a shortage of cash as noted above, many of its key suppliers may again require C.O.D. payments which would place a significant demand on the Company's available cash resources that may limit its financial flexibility and ability to meet market demand for its products.

  The Company purchases all of its sole and limited source components and equipment pursuant to purchase orders placed from time to time, and has no guaranteed supply arrangements. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand, result in delays in product shipments, increase the Company's material or manufacturing costs, or cause an imbalance in the inventory level of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in increased costs and product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

COMPETITION

  The data storage industry is highly competitive. The Company believes that its products compete most directly with other removable-media data storage devices, such as disk drives offered by Iomega Corporation and magneto optical disk drives. Although the Company believes that its products offer performance and certain other advantages over most other removable-media storage devices available today, the Company believes that the price/performance levels of existing removable-media products will improve and that other companies will introduce new removable-media storage devices. Accordingly, the Company believes its products will face increasingly intense competition. In particular, a consortium comprising Compaq Computer, 3M, OR Technology and Matsushita-Kotobuki Electronics Industries Ltd. has announced and is selling the LS120, a high capacity floptical drive that is compatible with conventional floppy disks. Each of Mitsubishi Electric Corp. and Mitsumi has also announced that it plans to manufacture a high capacity, floppy drive that is downward compatible with existing floppy diskettes. Additionally, Avastor, Nomai and Caleb have products that compete with SyQuest products. Sony Corporation and Fuji Photo Film Co. have also recently announced a jointly developed "HiFD" 3.5 floppy disk system with a 200 Megabyte storage capacity. If successfully marketed, these drives would compete with the Company's EZ Flyer 230 products. The Iomega Zip drive, a high capacity floppy disk drive, is also a competitor to EZ Flyer 230. The JAZ and JAZ II drives are removable hard drives and compete directly with SyQuest's products. In addition, to the extent that SyQuest drives are used for incremental primary storage capacity, they also compete with conventional hard disk drives. In addition, the leading suppliers of conventional hard disk drives could at any time determine to enter the removable-media storage market.

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

TECHNOLOGICAL CHANGE AND NEW PRODUCTS

  The Company operates in an industry that is subject both to rapid technological change and rapid change in consumer demands. For example, over the last 10 years the typical hard disk drive included in a new personal computer has increased in capacity from approximately 40 megabytes (Mbs) to 3 gigabytes (GB) or more, while the market price per megabyte of a hard disk drive has dramatically decreased. The Company's future success will depend in significant part on its ability continually to develop and introduce, in a timely manner, new removable cartridge hard drive products with improved features, and to develop and manufacture those new products within a cost structure that enables the Company to sell such products at lower prices than those of comparable products today. In addition, the Company depends on technological developments from other vendors for the components in its products (such as heads, semiconductor devices and media). The Company's products are targeted for sale into the Company's traditional customer base in the desktop publishing, pre-press and service bureau segments, computer, audio and video OEMs, retail, as well as to a broad array of users in the SOHO (Small Office/Home Office) market segment. There can be no assurance that the Company will be successful in developing, manufacturing and marketing cost effective products that meet both the performance and price demands of the data storage market.

DEPENDENCE ON STRATEGIC MARKETING ALLIANCES

  The Company's business strategy will be enhanced in significant part by establishing successful strategic alliances with a variety of key companies within the computer, audio and video industries. Among the types of alliances contemplated by the Company's business strategy are: OEM arrangements with personal computer, audio and video product manufacturers that will include SyQuest products as a standard feature or factory-installed option in their personal computers; reseller arrangements (including private and co-branding arrangements) with major vendors of computer products covering the resale of the Company's products by such companies; and licensing arrangements under which the Company grants certain computer manufacturers on a royalty-bearing basis the right to manufacture and sell its drives or media. Moreover, the Company believes that establishing strategic alliances (especially OEM arrangements) is important to the success of its business, and there can be no assurance that the Company will be successful in doing so. In addition, the Company's strategic alliances are generally not covered by binding contracts and may be subject to unilateral termination by the Company's strategic partners, and may also require the Company to share control over its manufacturing and marketing programs and technologies.

RELIANCE ON MANUFACTURING RELATIONSHIPS; NOMAI LAWSUITS

  The Company plans to continue to use independent parties to manufacture for the Company a portion of the Company's components. The Company currently has manufacturing relationships for cartridges and others for manufacture and subassembly of components.

  In January of 1997, the Company filed a suit against Nomai, S.A. and certain other defendants in the United States District Court for the Northern District of California alleging, among other things, patent infringement and violation of trademark and unfair competition laws. On May 23, 1997, Nomai filed a counterclaim against the Company alleging, among other things, breach of contract and violations of the unfair competition laws. The parties have entered into a settlement agreement (the "Settlement Agreement") and filed a dismissal in this action.

  In September 1996, the Company and Legend Group ("Legend"), the largest computer systems manufacturer and distributor in the People's Republic of China, announced an intention to form a joint venture company for the manufacture and distribution of the Company's removable cartridge hard drives and products in China and to make Legend the exclusive distributor of the Company's products in the developing Chinese market. The Company would provide the proposed joint venture company with training and manufacturing know-how to insure that the joint venture has the requisite skills to manufacture the Company's removable cartridge hard drives and products. Legend and the Company would contribute the capital required for the joint venture. In December 1996, the Company and Legend announced a distribution agreement whereby Legend has become the exclusive distributor of the Company's products in the developing Chinese market.

  There can be no assurance that the Company will be successful in establishing the joint venture, or that the Company will successfully establish additional relationships in the future or successfully manage such manufacturing relationships. The Company's manufacturing relationships are generally not covered by binding contracts and may be subject to unilateral termination by the Company's manufacturing partners. Moreover, there can be no assurance that third-party manufacturers will be willing or able to meet the Company's quantity or quality requirements for manufactured products.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

  The Company has experienced and in the future may continue to experience significant fluctuations in its quarterly operating results. Factors such as price reductions, the introduction and market acceptance of new products, product returns, the availability of critical components have had an impact on the Company's products and have contributed to this quarterly variability. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the Company's results of operations. As a result of these and other factors, it is likely that the Company's operating results in some future period will be below the expectations of investors, which would be likely to result in a significant reduction in the market price of the Common Stock.

  The revenue, operating loss and loss per share for the four quarters of the fiscal year ended September 30, 1997 are presented below to illustrate the quarterly fluctuations during the most recent fiscal year. The loss per share has been recalculated in order to be presented on a consistent basis with the re-statement discussed in footnote Number 10 & the Consolidated Financial Statements. The accounting presentation had no impact on the reported operating loss.

   (1)                                        Q1       Q2       Q3       Q4
   ---                                      -------  -------  -------  -------
   Revenue................................. $  48.3  $  16.8  $  31.7  $  25.9
   Net Loss................................ $  (6.8) $ (33.7) $ (10.7) $ (17.5)
   Loss Per Share.......................... $ (0.86) $ (1.31) $  (.31) $  (.33)
   Weighted average shares.................  14,673   26,206   44,054   53,806

--------
(1) table is presented in millions, except per share amounts.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; INTELLECTUAL PROPERTY LITIGATION

  The Company's success depends heavily on the establishment and maintenance of proprietary technologies. The Company relies on a combination of patent, copyright and trade secret law to protect the technology in its drives and cartridges. The Company holds numerous U.S. and foreign patent applications relating to its drives and hard disk cartridges. Many of these patents, however, do not pertain to the Company's recent product generations, and there can be no assurance that additional patents will issue in the future. There can be no assurance that the steps taken by the Company to protect its technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able independently to develop similar technology. In particular, the Company's sales would be materially adversely affected if any unlicensed parties develop removable cartridges compatible with the Company's disk drives.

  On July 23, 1997, Iomega Corporation ("Iomega") filed civil action No. 97-466 in the United States District Court in and for the District of Delaware against SyQuest Technology Inc. The law suit alleges that SyQuest has infringed Iomega's Design Patent No. D378,518 and U.S. Patent No. 5,644,444 by making and selling computer disk cartridges and drives which embody alleged inventions of those patents and that SyQuest has willfully infringed Iomega's alleged trademark "JET". The complaint requests money damages and a preliminary and permanent injunction enjoining SyQuest from further infringement. The Company believes that it does not infringe any valid patent claims or trademarks of Iomega and intends to vigorously defend against this action.

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

  In 1996, the Company filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement. The Company initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. On January 27, 1997, the Company filed a suit against Nomai, S.A., Electronique d2 and La Cie Ltd. in Federal district court in San Francisco for patent, trademark and copyright infringement, unfair competition and breach of contract. The suit alleges that Nomai and others have illegally used the Company's proprietary technology in certain of Nomai's competing products. The suit seeks to block further sales of such products along with damages deriving from harm done to the Company by this conduct. Nomai filed a counter claim including claims for breach of contract, misrepresentation, interference with contract and unfair competition. Both suits have been terminated pursuant to the Settlement Agreement. See "Reliance on Manufacturing Relationships; Nomai Lawsuits."

  Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies have individually contacted the Company concerning its alleged use of intellectual property belonging to them. Companies that have contacted the Company include one company that has alleged that the Company's products infringe six U.S. patents. It is the Company's belief that the claims are without merit or that the infringement claims relate to component parts purchased from vendors. The Company also believes that in the event this company prevailed on its claims, the Company would be indemnified by its vendors for any liability arising from the alleged infringements and that this matter will not have a material adverse effect upon its financial condition or results of operations. Another company has notified the Company that it believes a number of the Company's removable cartridge hard drives products infringe several of its patents relating to the use of spin motors in disc drives. The Company believes that its removable cartridge hard drive products do not infringe the claims of these patents and that some or all of the asserted patents are invalid.

  Patent and similar litigation frequently is complex and expensive and its outcome can be difficult to predict. There can be no assurance that the Company will prevail in any proceedings that have been or may be commenced against the Company. In addition, certain technology used in the Company's products is licensed from third parties. The termination of any such license arrangements could have a material adverse effect on the Company's business and financial results.

INTERNATIONAL OPERATIONS

  International sales generated a significant portion of the Company's revenues in fiscal years 1995, 1996 and 1997, and the Company expects international sales to continue to constitute a significant percentage of its total sales in the future. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing foreign operations and foreign reseller networks, the differing product needs of foreign customers, fluctuations in the value of foreign currencies, import-export duties and quotas, and regulatory, economic or political changes. Moreover, the Company relies on foreign companies for the supply of certain critical components and is increasingly relying on foreign companies for the manufacture of certain of its products, and these relationships may be subject to some of the same risks affecting its international sales. There can be no assurance that these factors will not materially and adversely affect the Company's international sales and its overall business and financial performance.

  The Company's international sales are predominantly denominated in U.S. dollars. Accordingly, a significant decrease in the valuation of the U.S. dollar and the resultant increase in the price of the Company's foreign currency priced products could have a material adverse effect on the Company's sales.

MANAGEMENT CHANGES; DEPENDENCE ON KEY PERSONNEL

  The Company's success will depend in large part upon the capabilities of the members of the new management team, most of whom have been with the Company for less than 18 months. The inability of such individuals to become familiar with the widespread operations of the Company and its subsidiaries and turn around the financial situation of the Company could have a material adverse effect on the Company. The Company's success will also depend in significant part upon its ability to attract and retain highly-skilled management and other personnel. Competition for such personnel in the computer industry is intense, and the Company has from time to time experienced difficulty in finding sufficient numbers of qualified professional and production personnel. There can be no assurance that the Company will be successful in attracting and retaining the quantity and quality of personnel that it needs.

VOLATILITY OF STOCK PRICE; ABSENCE OF DIVIDENDS

  The market prices for shares of high technology companies including the securities of SyQuest have been volatile. The Company's Common Stock has in the past experienced substantial levels of short selling, which has depressed the market price, and increased the volatility of the market price, of the Company's Common Stock. Factors such as announcements of technological innovations or new products by the Company or its competitors, variations in the Company's quarterly operating results, continued high levels of short selling of the Common Stock, or general economic or stock market conditions unrelated to the Company's operating performance may have material adverse effects on the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, can result and has resulted in substantial costs and a diversion of management attention and resources. See "Risk Factors--Class Action and Shareholder Derivative Lawsuits."

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

  The Company has not paid any cash dividends since its inception, is restricted from paying cash dividends pursuant to a credit agreement with its lender, and it does not anticipate paying cash dividends in the foreseeable future.

CERTAIN MARKETING AND SALES RISKS

  As is common practice in its industry, the Company's arrangements with its customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, the Company establishes reserves for amounts it estimates will be reimbursed to qualifying customers. There can be no assurance that these reserves will be sufficient or that any future returns or price protection charges will not have material adverse effects on the Company's results of operations, particularly because future results will depend heavily on recently introduced products for which the Company has little or no operating history. In addition, customers generally have stock rotation rights permitting them to return slower-moving products in inventory within specified time periods in return for compensating orders of other products. Any buildup of inventory at the Company or in its distribution channels that does not sell through to end users could have material adverse effects on the Company's operating results and financial condition.

  As is typical in the industry, from time to time the Company experiences product defects and product returns especially during periods of transition to new products. There can be no assurance that the Company will not experience quality or reliability problems in the future that have material adverse effects on the Company's business and financial results.

  The Company markets its products primarily through computer product distributors and retailers. Distribution channels for personal computers and accessories have been characterized by rapid change, including consolidation and financial difficulties of distributors. The loss or ineffectiveness of any of the Company's major distributors could have a material adverse effect on the Company's results of operations. In addition, since the Company grants credit to its customers, a substantial portion of outstanding accounts receivable are due from computer product distributors and certain large retailers. At September 30, 1997, the customers with the ten highest accounts receivable balances totaled $15.2 million, or 60%, of gross accounts receivable at that date. The Company has no reason to believe these receivable balances are uncollectible, but if any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company's results of operations and financial condition.

EFFECT OF ANTI-TAKEOVER PROVISIONS

  The Company's Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares, which, under certain circumstances, could be issued without any further vote or action by the Company's stockholders. To date, an aggregate of 410,000 shares of preferred stock have been issued:
20,000 shares of 7% Cumulative Preferred Stock; 5,500 shares of Convertible Preferred Stock, 24,500 shares of Series 2 Preferred Stock; 50,000 shares of Series 3 Preferred Stock, 280,000 shares of Series 4 Preferred Stock and 30,000 shares of the Series 5 Preferred Stock, all of which, except for the Series 4 Preferred Stock and Series 5 Preferred Stock, have been converted. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of these preferred shares and any preferred stock that may be issued in the future. Such issuance, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, preferred stock may have other rights, including economic rights, senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 could also have the effect of delaying or preventing a change of control of the Company.

SECURITIES CLASS AND DERIVATIVE LITIGATION

  The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2, 1996) and Belleza, et al. v. Iftikar, et al. (filed May 24, 1996) have been brought in the United States District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through certain alleged material misrepresentations and omissions. In January 1997, the federal court denied the motion of certain plaintiffs to be appointed lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") on the ground, inter alia, that the plaintiffs' published notice to the class did not constitute adequate notice of the litigation under the Reform Act. In July 1997, the federal court denied a motion for reconsideration of its prior order and directed the plaintiffs to issue a revised notice and/or amend their complaint by August 22, 1997, or be subject to a motion to dismiss or for summary judgement. Plaintiffs have informed the federal court that they elect to stand on the existing notice and Complaint.

  The third suit is a purported class action entitled Gary S. Kaufman v. SyQuest Technology Inc., et al. was filed on March 25, 1996, in the Superior Court of the State of California for the County of Alameda (the "Kaufman Lawsuit"). The fourth purported class action, entitled Ravens, et al. v. Iftikar, et al., was filed on October 11, 1996, in the Superior Court of the State of California for the County of Alameda (the "Ravens Lawsuit"). The Kaufman Lawsuit and the Ravens Lawsuit (collectively the "State Court Lawsuit") have been consolidated and a Consolidated Amended Complaint was filed on December 6, 1996. The plaintiffs in the State Court Lawsuit allege that the Company and certain of its former officers and directors violated various California laws through certain alleged material representations and seek unspecified damages on behalf of all persons who purchased the Company's Common Stock from October 21, 1994 and February 1, 1996. Pursuant to a Stipulation and Order entered on August 6, 1997, the State Court Lawsuit has been referred to mediation by a retired federal judge.

  On May 14, 1996, the Company was served with a shareholder's derivative action filed in Alameda County, California, Superior Court entitled John Nitti, et al. v. Syed Iftikar, et al. On July 22, 1996, plaintiffs filed an amended complaint. The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. Counsel for plaintiffs in the Derivative Lawsuit are participating in the mediation ordered for the State Court Lawsuit that is described above.

  The Company intends to defend the Federal Lawsuit, the State Court Lawsuit and the Derivative Lawsuit vigorously, but there can be no assurance as to what financial effect this litigation may have on the Company.

  From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. Other than set forth in this prospectus, the Company is not engaged in any legal proceedings as of the date hereof which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For the years ended September 30, 1997, 1996, and 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Price Waterhouse LLP, Independent Accountants...................   30
Report of Ernst & Young LLP, Independent Auditors.........................   31
Consolidated Statement of Results of Operations--Years Ended September 30,
 1997, 1996, and 1995.....................................................   32
Consolidated Statement of Financial Condition--September 30, 1997, and
 1996.....................................................................   33
Consolidated Statement of Cash Flows--Years Ended September 30, 1997,
 1996, and 1995...........................................................   34
Consolidated Statement of Stockholders' Equity--Years Ended September 30,
 1997, 1996, and 1995.....................................................   35
Notes to Consolidated Financial Statements................................   37

            REPORT OF PRICE WATERHOUSE LLP, INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
SyQuest Technology, Inc.

  In our opinion the consolidated financial statements, listed in the index appearing in Item 14(a)(1) and (2) on page 53 present fairly, in all material respects, the consolidated financial position of SyQuest Technology, Inc. and subsidiaries at September 30, 1997, and the consolidated results of their operations and their cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Price Waterhouse LLP

San Jose, California
December 29, 1997

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SyQuest Technology, Inc.

  We have audited the accompanying consolidated balance sheet of SyQuest Technology, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1996. Our audits also included the financial statement schedule for each of the two years in the period ended September 30, 1996 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated December 11, 1996, the Company, as discussed in Note 1 "Basis of Presentation", paragraph 3, has experienced operating losses and a reduction in revenues that has adversely affected the Company's reported results of operations for the first two fiscal quarters of 1997. Note 1 "Basis of Presentation", paragraph 3, describes management's plans to address these issues.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SyQuest Technology, Inc. and subsidiaries at September 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          /s/Ernst & Young, LLP

San Jose, California
December 11, 1996, except for Note 1, "Basis of
Presentation", paragraph 3 as to which the date is June 27, 1997

                            SYQUEST TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1997          1996
                                                    ------------- -------------
                                                          (IN THOUSANDS,
                                                        EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents........................   $  7,083      $   3,670
  Accounts receivable, net.........................     19,535         30,341
  Inventories, net.................................     26,737         10,538
  Prepaid expenses and deposits....................      6,049          2,471
                                                      --------      ---------
    Total current assets...........................     59,404         47,020
Net plant, property and equipment..................     22,999         27,180
Other assets.......................................        246            981
                                                      --------      ---------
Total Assets.......................................   $ 82,649      $  75,181
                                                      ========      =========
Current liabilities:
  Short-term borrowings............................   $ 23,291      $  19,268
  Accounts payable.................................     14,800         23,917
  Accrued liabilities..............................     15,532         20,637
  Current portion of long-term debt................      4,345         20,549
                                                      --------      ---------
    Total current liabilities......................     57,968         84,371
Long-term debt.....................................      4,024         20,971
Other long-term liabilities........................        959            192
Mandatory Redeemable Warrants......................     14,085            --
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value in 1997 and
   $.001 in 1996: 4,000,000 shares authorized;
   129,000 and 19,193 shares issued and outstand-
   ing.............................................        --              18
  Common stock, $.0001 par value in 1997 and $.001
   in 1996: 120,000,000 and 60,000,000 shares
   authorized; 59,887,000 and 12,312,769 shares
   issued and outstanding..........................          6             14
  Additional paid in capital.......................    222,766        108,262
  Treasury common stock at cost--1,225,000 shares
   in 1997 and 1996................................    (12,855)       (12,855)
  Retained deficit.................................   (204,304)      (125,792)
                                                      --------      ---------
    Total stockholders' equity (deficit)...........      5,613        (30,353)
                                                      ========      =========
Total Liabilities and Shareholders Equity..........   $ 82,649      $  75,181
                                                      ========      =========


                            See accompanying notes.

                            SYQUEST TECHNOLOGY, INC.

                CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                                              YEARS ENDED SEPTEMBER 30,
                                          ------------------------------------
                                             1997        1996         1995
                                          ----------- -----------  -----------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Net revenue.............................. $  122,723  $   200,407  $  299,544
Cost of revenue..........................    123,624      248,693     248,497
                                          ----------  -----------  ----------
Gross Profit (loss)......................       (901)     (48,286)     51,047
Operating Expenses:
  Selling, general and administrative....     45,074       51,743      44,264
  Research and development...............     17,996       25,920      23,892
  Restructuring costs....................        --         4,727         --
                                          ----------  -----------  ----------
Total operating expenses.................     63,070       82,390      68,156
Loss from operations.....................    (63,971)    (130,676)    (17,109)
Interest income/(expense)................     (4,350)      (1,037)      1,134
Other income/expense.....................        --        (1,938)        468
                                          ----------  -----------  ----------
Net Loss before income taxes.............    (68,321)    (133,651)    (15,507)
  Provision for Income Taxes.............       (350)      (3,000)      3,721
Net Loss.................................    (68,671)    (136,651)    (11,786)
                                          ----------  -----------  ----------
Embedded Yield on Preferred Stock........     (5,300)      (5,682)        --
Preferred Stock Dividend.................     (1,991)         --          --
Valued Assigned to Warrants..............     (2,550)         --          --
                                          ----------  -----------  ----------
Net Loss applicable to common stock
 holders.................................    (78,512)    (142,333)    (11,786)
                                          ==========  ===========  ==========
Net Loss per share....................... $    (2.25) $    (12.38) $    (1.07)
                                          ==========  ===========  ==========
Common and common equivalent shares used
 in computing per share amounts..........     34,815       11,497      11,063
                                          ==========  ===========  ==========


                            See accompanying notes.

                            SYQUEST TECHNOLOGY, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                               TOTAL
                          PREFERRED STOCK     COMMON STOCK   ADDITIONAL TREASURY
                          -----------------   --------------  PAID-IN-   COMMON   ACCUMULATED
                          SHARES    AMOUNT    SHARES  AMOUNT  CAPITAL    STOCK      DEFICIT     TOTAL
                          -------   -------   ------  ------ ---------- --------  ----------- ---------
                                                      (IN THOUSANDS)
Balance at October 1,
 1994...................       --    $   --   10,825   $ 12   $ 74,161  $(11,655)  $  28,327  $  90,845
Stock options
 exercised..............       --        --      502      1      2,932       --          --       2,933
Shares issued under The
 Employee Stock Purchase
 Plan...................       --        --       97    --       1,061       --          --       1,061
Purchase of treasury
 stock at cost..........       --        --     (100)   --         --     (1,200)        --      (1,200)
Income tax benefit from
 stock options
 exercised..............       --        --      --     --       1,321       --          --       1,321
Stock option
 compensation...........       --        --      --     --          14       --          --          14
Net loss................       --        --      --     --         --        --      (11,786)   (11,786)
                           -------   -------  ------   ----   --------  --------   ---------  ---------
Balance at September 30,
 1995...................       --        --   11,324     13     79,489   (12,855)     16,541     83,188
Stock options
 exercised..............       --        --      386      1      1,421       --          --       1,422
Shares issued under The
 Employee Stock Purchase
 Plan...................       --        --       64    --         350       --          --         350
Issuance of preferred
 stock..................        20        19     --     --      18,981       --          --      19,000
Debt to equity
 conversion.............       --        --      371    --       2,338       --          --       2,338
Conversion of preferred
 stock to common stock..        (1)       (1)    168    --           1       --          --         --
Embedded yield on
 preferred stock........       --        --      --     --       5,682       --       (5,682)       --
Net loss................       --        --      --     --         --        --     (136,651)  (136,651)
                           -------   -------  ------   ----   --------  --------   ---------  ---------
Balance at September 30,
 1996...................        19        18  12,313     14    108,262   (12,855)   (125,792)   (30,353)
Issuance of common
 stock..................       --        --    3,294      3     11,367       --          --      11,370
Issue preferred stock
 and warrants, net......       380       --      --     --      67,348       --          --      67,348
Conversion of debt to
 equity.................       --        --    7,677      8     24,813       --          --      24,821
Conversion of preferred
 stock into common
 stock..................      (276)      (18) 36,175     36        (18)      --          --         --
Preferred dividends paid
 in preferred and common
 stock..................         6       --      428    --       1,991       --       (1,991)       --
Adjustment due to change
 in par value...........       --        --      --     (55)        55       --          --         --
Warrants issued for
 services received......       --        --      --     --       1,098       --          --       1,098
Embedded yield and
 warrant value on
 preferred stock........       --        --      --     --       7,850       --       (7,850)       --
Net loss................       --        --      --     --         --        --      (68,671)   (68,671)
                           -------   -------  ------   ----   --------  --------   ---------  ---------
Balance September 30,
 1997...................       129   $   --   59,887   $  6   $222,766  $(12,855)  $(204,304) $   5,613
                           =======   =======  ======   ====   ========  ========   =========  =========


                            See accompanying notes.

                            SYQUEST TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      TWELVE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  -----------------------------
                                                    1997      1996       1995
                                                  --------  ---------  --------
                                                        (IN THOUSANDS)
Operating Activities:
  Net (loss)....................................  $(68,671) $(136,651) $(11,786)
  Adjustment to reconcile net (loss) to cash
   used in operating activities:
    Depreciation................................     7,874     10,578     8,052
    Deferred income taxes.......................       --       4,528    (4,227)
    Write-off of fixed assets...................     2,296      6,782        99
    Other.......................................       374        (84)       26
  Net cash used in operating activities
    Accounts receivable.........................     9,892     25,312    (8,934)
    Inventories.................................   (16,199)    23,675   (22,065)
    Accounts payable............................    (3,216)    13,413    15,161
    Accrued expenses and other liabilities......    (3,123)     2,148    16,498
    Other.......................................    (3,342)      (405)     (359)
                                                  --------  ---------  --------
  Net cash used in operating activities.........   (74,115)   (50,704)   (7,535)
Investing activities:
  Purchase of short-term Investments............       --         --     (3,178)
  Purchase of equipment and leasehold improve-
   ments........................................    (5,990)   (17,820)  (12,509)
  Other.........................................       --        (675)     (799)
  Proceeds from sale of short-term investments..       --         --      4,893
                                                  --------  ---------  --------
  Net cash used in investing activities.........    (5,990)   (18,495)  (11,593)
Financing activites:
  Proceeds from issuance of common stock and
   warrants.....................................    12,442      1,772     3,994
  Proceeds from issuance of preferred stock and
   warrants.....................................    80,200     19,000       --
  Purchase of treasury stock....................       --         --     (1,200)
  Net proceeds from bank borrowings.............     4,023     22,875       --
  Repayments of long-term debt..................   (13,147)      (426)      --
                                                  --------  ---------  --------
  Net cash provided by financing activities.....    83,518     43,221     2,794
Net increase (decrease) in cash and cash equiva-
 lents..........................................     3,413    (25,978)  (16,334)
Cash and cash equivalents at beginning of the
 period.........................................     3,670     29,648    45,982
                                                  --------  ---------  --------
Cash and cash equivalents at end of the period..  $  7,083  $   3,670  $ 29,648
                                                  ========  =========  ========

                            See accompanying notes.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           1997   1996  1995
                                                          ------ ------ -----
     Conversion of debt and accounts payable to common
      stock.............................................. 24,821  4,638   --
     Interest paid.......................................  4,295  1,100   --
     Taxes paid..........................................    --     900   --

                           SYQUEST TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Prior Year Presentation

  Certain prior years statement of financial condition, statement of results of operations, and statement of cash flow amounts have been reclassified to conform to the 1997 presentation.

 Basis of Consolidation

  The consolidated financial statements include the accounts of SyQuest Technology, Inc. (the "Company" or "SyQuest") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Basis of Presentation

  The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Over the last two years the Company has experienced aggregate consolidated losses of $205,322,000 including a net loss of $68,671,000 for the year ended September 30, 1997. Working capital at September 30, 1997 was $1,436,000 as compared to $(37,351,000) at September 30, 1996.

  Management's financial plans for fiscal 1998 anticipate raising additional equity capital in order to stimulate business and take advantage of market opportunities. As discussed in Note 14, during the first quarter of fiscal 1998, the Company raised approximately $36 million of additional equity from investors. Management continues to pursue other investment opportunities and expects to raise additional financing as needed.

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

 Cash and Cash Equivalents

  Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates market.

 Fair Value of Financial Instruments

  The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and liabilities approximate fair value due to their short maturity.

 Concentration of Credit Risk

  The Company performs on-going credit evaluations of its customer's financial condition and limits the amount of credit extended when deemed necessary. No collateral is generally required. The Company maintains an allowance for potential credit losses which is based on the expected collectibility of all accounts receivable.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

Management believes that any risk of loss is significantly reduced by the ongoing and frequent evaluation of customer balances and related allowances. At September 30, 1997, one customer accounted for approximately 16% of the Company's worldwide revenues.

 Inventories

  Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of annual demand is first identified.

 Net Plant, Property and Equipment

  Net plant, property and equipment is stated on the basis of cost. Equipment is depreciated over the estimated useful lives (three to five years) of the assets using the straight-line method. Property and leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the lease.

  In fiscal 1997, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.

 Revenue Recognition

  The Company recognizes revenue upon shipment to customers and provides an estimated allowance for returns based on the return history experienced by the Company. The Company also provides an allowance for estimated price protection upon announcement of a reduction in published prices.

 Product Warranty

  The Company generally warrants its products for one to three years. A provision for estimated future warranty costs is recorded at the time of shipment.

 Income Taxes

  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented. (Note 5)

 Foreign Currency Translation and Foreign Currency Transactions

  The functional currency of the Company's foreign subsidiaries is the US dollar. Subsidiary financial statements are remeasured into US dollars for consolidation and foreign exchange gain and losses are recognized in the current period results of operations. Foreign currency transaction gains (losses) of $671,000, ($573,000), and $468,000 are included in other income and expense for 1997, 1996, and 1995, respectively.

 Off Balance Sheet Risk

  The Company currently does not enter into foreign currency forward exchange contracts to hedge exposure related to foreign currency exchange risk and it does not enter into derivative financial instruments for trading purposes. At September 30, 1997 and 1996, the Company had no forward exchange contracts outstanding.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


 Stock Based Compensation

  The Company accounts for its stock option plans and the Employee Stock Purchase Plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company adopted FAS 123 in fiscal 1997, however, the Company continued to account for its employee stock compensation purchase plans in accordance with the provisions of APB 25. Additional pro forma disclosures as required by SFAS 123 are presented in note 11.

 Loss Per Share

  Loss per share for years ending September 30, 1997, 1996, and 1995 is based on the weighted average number of shares of common stock outstanding. All other common equivalent shares were antidilutive. In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share". SFAS 128 is effective for fiscal years ending after December 15, 1997. The statement redefines earnings per share under Generally Accepted Accounting Principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted SFAS 128, the Company's loss per share would not have been materially different.

 Comprehensive Income

  In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 130 (SFAS 130), "Comprehensive Income". SFAS 130 is effective for fiscal years ending June 30, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirement and report comprehensive income as part of the Consolidated Statement of Stockholders' Equity as required under SFAS 130, and expects that there will be no material impact on the Company's financial position and results of operations as a result of the adoption of SFAS 130.

 Segments of an Enterprise and Related Information

  In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information Comprehensive Income". SFAS 131 is effective for the Company's fiscal years ending September 30, 1999. The statement requires the Company to report certain financial information about operating segments in the Company's financial statements. It also requires the Company to report certain information about its products and services, the geographic areas in which it operates and its major customers. The SFAS established the "management approach" for reporting which provides that segments should be reported consistent with management's internal segments for operation decision making purposes and assessing performance.

2. BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

  The Company operates in one business segment, the development, production and marketing of removable cartridge Winchester disk drives and associated cartridges. The Company has a manufacturing facility in Penang, Malaysia which produces the majority of the Company's drives and cartridges. The Company sells primarily to distributors in the personal computer market. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. At September 1997, one customer accounted for approximately 16% of the Company's worldwide revenues.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


  The following tables summarize the Company's operations in different geographic areas:

                                                      ADJUSTMENTS
                           NORTH                          AND
                          AMERICA   EUROPE  FAR EAST  ELIMINATIONS CONSOLIDATED
                         ---------  ------- --------  ------------ ------------
1997                                        (IN THOUSANDS)
Sales to unaffiliated
 customers.............. $  69,146  $43,854 $  9,723         --     $ 122,723
Transfers between geo-
 graphic locations...... $  10,370  $ 5,719 $117,503   $(133,592)         --
Loss from Operations.... $ (64,125) $    74 $  3,759   $  (3,679)   $ (63,971)
Identifiable Assets..... $  56,191  $ 4,971 $ 28,642   $  (7,155)   $  82,649
1996
Sales to unaffiliated
 customers.............. $ 131,122  $57,235 $ 12,050         --     $ 200,407
Transfers between geo-
 graphic locations...... $  27,060  $21,718 $228,288   $(277,066)         --
Loss from Operations.... $(107,274) $   452 $(20,187)  $  (3,667)   $(130,676)
Identifiable Assets..... $  33,837  $ 2,536 $ 49,626   $ (10,818)   $  75,181
1995
Sales to unaffiliated
 customers.............. $ 186,276      --  $113,268         --     $ 299,544
Transfers between geo-
 graphic locations...... $   8,590      --  $256,106   $(264,696)         --
Loss from Operations.... $ (20,973)     --  $  5,618   $  (1,754)   $ (17,109)
Identifiable Assets..... $  97,008      --  $ 73,483   $  (5,807)   $ 164,484

  Sales and transfers between geographic areas generally provide a profit. Income from operations is total net revenues less operating expenses. The identifiable assets by geographic area are those assets used in the Company's operations in each area.

3. SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
   Accounts receivable:
     Accounts receivable...................................... $25,318  $36,035
     Less allowances .........................................  (5,783)  (5,694)
                                                               -------  -------
                                                               $19,535  $30,341
                                                               =======  =======
   Inventories:
     Raw materials............................................ $13,675  $ 5,005
     Work-in-process..........................................   6,840    4,481
     Finished goods...........................................   6,222    1,052
                                                               -------  -------
                                                               $26,737  $10,538
                                                               =======  =======
   Property, equipment and leasehold improvements:
     Equipment................................................  47,971   49,340
     Furniture and Fixtures...................................   5,734    2,710
     Property and leasehold improvements......................  10,001    9,896
                                                               -------  -------
                                                                63,706   61,946
     Accumulated depreciation and amortization................  40,707   34,765
                                                               -------  -------
                                                                22,999   27,180
                                                               =======  =======
   Accrued expenses and other liabilities:
     Accrued Warranty.........................................   1,832    6,757
     Advertising..............................................   2,123    2,999
     Accrued compensation and benefits........................   2,451    3,811
     Other....................................................   9,126    7,070
                                                               -------  -------
                                                                15,532   20,637
                                                               =======  =======

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

4. BORROWINGS AND COMMITMENTS

  At September 30, 1997, the Company had a line of credit agreement with a U.S. financial institution, expiring March 1998. Borrowings under the agreement bear interest at "LIBOR" (London Interbank Offered Rate) plus 4.825% (10.75% at September 30, 1997 and 10.25% at September 30, 1996). The Company is obligated to pay $10,000 of interest per month, regardless of outstanding borrowings. The agreement provides for borrowings not to exceed $30 million or an amount equal to 80% of the Company's eligible accounts receivables plus the lesser of 40% of the Company's eligible finished goods inventories or $5.0 million. The agreement places limitations on additional borrowings and payment of cash dividends. As of September 30, 1997, approximately $17.6 million of borrowings were outstanding under the line of credit agreement.

  On September 30, 1997, The Company's had a revolving banking facility (the "facility") with a Malaysian financial institution consisting of a line of credit of Malaysian Ringitts (RM) 17.5 million (approximately $5.4 million) expiring March 1998 and a term loan of (RM) 9.9 million (approximately $3.0 million). The interest rate associated with the line of credit was 8.85% at September 30, 1997, as compared to 8.28% at September 30, 1996. The term loan is to be repaid in 120 monthly installments which began July 1997, and bears interest at the rate of 1.0% over the bank's base lending rate (10.65% at September 30, 1997 and 9.15% at September 30, 1996). The term loan has a related overdraft facility of (RM) 2.0 million (approximately $0.6 million) due on demand. The facility is secured by the subsidiary's building, equipment, inventory and eligible receivables.

  During fiscal years 1997 and 1996, the Company converted approximately $33.0 million in accounts payable and purchase commitments with certain suppliers to notes payable. The notes, which bear interest at a rate of 10%, are scheduled to be repaid by September 1998.

  On July 15, 1996, the Company issued a 6% Convertible Subordinated Debenture to a supplier in the amount of $7.7 million. The debenture agreement allows the holder to convert up to $2,775,000 of the principal amount of the debenture into no more than 400,000 shares of the Company's Common Stock at the conversion price of $6.9375 per share. As of September 30, 1997, none of the principal of the debenture had been converted to Common Stock. The balance of the debenture agreement of approximately $3.5 million at September 30, 1997 is scheduled to be repaid by February 1999.

  Lines of credit, term loan and notes payable obligations consist of the following:

                                                                SEPTEMBER 30,
                                                               ---------------
                                                                1997    1996
                                                               ------- -------
                                                               (IN THOUSANDS)
   Short-term Borrowings
     Line of Credit, expiring March 1998...................... $17,619 $14,729
     Line of Credit, principal and interest due on demand.....   5,383   4,010
     Overdraft facility to term loan..........................     289     529
                                                               ------- -------
       Total short term.......................................  23,291  19,268
   Long-term Debt
     Term Loan, payments due in monthly installments through
      June 2007...............................................   3,039   3,607
     Subordinated Debenture, payable in monthly installments
      through February 1999...................................   3,544   7,252
     Notes Payable to suppliers, payable in monthly
      installments through September 1998.....................   1,786  30,661
                                                               ------- -------
       Total long-term debt...................................   8,369  41,520
                                                               ------- -------
   Total Debt.................................................  31,660  60,788
   Less: Current portion......................................  27,636  39,817
                                                               ------- -------
   Long-term debt............................................. $ 4,024 $20,971
                                                               ======= =======

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

  Future minimum payments on lines of credit, term loan and notes payable are as follows (in thousands):

     1998............................................................... $27,636
     1999...............................................................   1,480
     2000...............................................................     495
     2001...............................................................     495
     2002...............................................................     495
     Thereafter.........................................................   1,059
   Total minimum payments............................................... $31,660

  The Company leases its United States facilities under noncancelable operating lease agreements. These leases terminate through 2001, and certain leases include five-year renewal options as well as provisions for adjustments to lease payments based on the fair market value of similar properties. The Company leases its Singapore facility under noncancelable lease agreements expiring in 1997.

  Total rent expense amounted to $2,300,000, $2,507,000, and $3,250,000 for 1997, 1996, and 1995, respectively.

  Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

   1998.................................................................  2,230
   1999.................................................................  1,425
   2000.................................................................    197
   2001.................................................................     13
                                                                         ------
   Total minimum lease payments......................................... $3,865
                                                                         ======

5. INCOME TAXES

  The income tax provisions for fiscal 1997, 1996, and 1995 consist of the following:

                                                         1997  1996     1995
                                                         ---- -------  -------
                                                            (IN THOUSANDS)
   Federal:
     Current............................................ $--  $(1,528) $  (421)
     Deferred...........................................  --    3,197   (2,578)
                                                         ---- -------  -------
                                                                1,669   (2,999)
   State:
     Current............................................  --      --       181
     Deferred...........................................  --    1,331     (928)
                                                         ---- -------  -------
                                                          --    1,331     (747)
   Foreign:
     Current............................................  350     --        25
                                                         ---- -------  -------
     Provision (benefit) for income taxes...............  350 $ 3,000  $(3,721)
                                                         ==== =======  =======

  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse. The significant components of the Company's deferred tax assets and liabilities were as follows:

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
   Deferred Tax Assets
   Credit carryforward...................................... $  1,894  $  1,894
   Receivable reserves......................................    2,295     2,979
   Warranty reserves........................................      724     1,575
   Inventory valuation reserve..............................    6,372     7,142
   Domestic and foreign tax net operating losses............   64,465    38,997
   Other....................................................    2,819     3,056
                                                             --------  --------
   Total deferred tax assets................................   78,569    55,643
   Valuation allowance......................................  (71,844)  (50,061)
                                                             --------  --------
   Net deferred tax assets..................................    6,725     5,582
   Deferred Tax Liabilities.................................   (6,725)   (5,582)
                                                             --------  --------
   Net deferred tax assets.................................. $    --   $    --
                                                             ========  ========

  Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of September 30, 1997 has been established to reflect these uncertainties.

  The reconciliation of income taxes provided at the federal statutory rate to the income tax provision follows:

                                                      1997      1996     1995
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
   Income taxes (benefit) computed at the federal
    statutory rate................................  $(24,035) $(46,610) $(5,272)
   State income taxes (benefit) net of federal in-
    come taxes effect.............................        -        --      (511)
   Foreign losses for which no current tax benefit
    is recognizable...............................     2,602     1,366      --
   Taxes provided on earnings of foreign subsidi-
    aries previously considered to be permanently
    invested in non-US operations.................       --        --     1,768
   Utilization of tax credits.....................       --        --      (566)
   Valuation allowance for deferred tax assets....    21,783    48,244      427
   Other..........................................       --        --       433
                                                    --------  --------  -------
                                                    $    350  $  3,000  $(3,721)
                                                    ========  ========  =======

  Income taxes paid (refunded) were ($3,139,000), and $1,600,000, in fiscal 1996, and 1995, respectively.

  The Company has approximately $12,000,000 in foreign net operating loss carryforwards. These carryforwards will expire in fiscal 1999 through fiscal 2002.

  At September 30, 1997, the Company had federal net operating loss carryforwards of approximately $163 million. These carryforwards will expire in 2010 and 2011 if not utilized. The Company had state net operating loss carryforwards of approximately $93 million that will expire in 2002 if not utilized. In addition, the Company had research and development tax credit carryforwards for federal and state tax purposes of approximately $1.3 million and $0.4 million, respectively. The federal tax credit carryforwards will expire beginning in fiscal 2007 if not utilized.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


  During fiscal 1997, the Company experienced a "change of ownership" for tax purposes that would result in an annual limitation on the utilization of domestic net operating loss and tax credit carryforwards in future periods.

6. RESTRUCTURING CHARGES

  In the quarter ended March 31, 1996, the Company developed and began implementation of a plan to relocate the international manufacturing capabilities in Singapore to Penang, Malaysia. The relocation was completed in the third quarter of fiscal 1996. The Company recorded a $3.6 million charge for direct costs related to exiting manufacturing facilities in Singapore. The charge consisted of $1.6 million for the write-off of leasehold improvements, $0.6 million for site closure and related costs and $1.4 million for staff severance and retrenchment. As of September 30, 1996, substantially all of these costs had been incurred, and no additional accrual was recorded.

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

7. TREASURY STOCK

  In 1993, the Board of Directors authorized the Company to repurchase up to one million shares of the Company's Common Stock. In April 1994, the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of the Company's Common Stock. There were no treasury stock transactions during fiscal 1997. The Company acquired 100,000 and 625,000 shares of its Common Stock for approximately $1.2 million and $6.0 million through open market transactions during fiscal 1995 and 1994, respectively.

  The Company has acquired a total of 1,225,000 shares of its Common Stock as of September 30, 1997. These shares are held as treasury stock at September 30, 1997.

8. CONVERTIBLE PREFERRED STOCK

  In June 1996, the Company issued 20,000 shares of 7% Cumulative Convertible Preferred Stock, Series 1 ("Series 1") for net proceeds of approximately $19.0 million. The shares were convertible at the lessor of $11.0 per share or 77% of the average market price for the 5 trading days immediately preceding conversion. At September 30, 1997, all of the "Series 1" shares had been converted into approximately 10,301,708 shares of the Company's common stock. Refer to the Annual Report on Form 10-K for the period ending 1996 for further information on the Series 1 transaction.

  In October 1996, the Company issued 5,500 shares of its Cumulative Convertible Preferred Stock, Series 1 ("Convertible Preferred Stock") for proceeds of $5,500,000. In order to minimize the discount to market present in the "Series 1" financing, the "Convertible Preferred Stock" included warrant coverage to acquire 550,000 shares of the Company's Common Stock at an exercise price of $5.50 per share. The "Convertible Preferred Stock" was convertible at the lessor of $6.50 per share or 85% of the average market price for the 5 trading days immediately preceding conversion. In addition to the warrants noted above, the holders of the Series 1 Preferred Stock were entitled to receive, for every three shares of Common Stock acquired through conversion,

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

a warrant to purchase one share of Common Stock at an exercise price equal to the lesser of $7.15per share or 110% of the average market price for the 5 trading days immediately preceding conversion. All "Series 1" warrants expire three years after the date of issue. At September 30, 1997, all of the "Convertible Preferred Stock" had been converted into approximately 3,289,981 shares of the Company's Common Stock. Refer to the Company's October 31, 1996 8-K for a more detailed description of the "Convertible Preferred Stock" transaction.

  In October 1996, the Company also issued 24,500 shares of its 5% Cumulative Convertible Preferred Stock, Series 2 ("Series 2") for proceeds of $24,500,000. The "Series 2" financing included warrant coverage to acquire approximately 4,146,816 shares of the Company's Common Stock. The "Series 2" Stock was convertible at the lessor of $6.50 per share or 85% of the average market price for the 5 trading days immediately preceding conversion. The "Series 2" warrant formula specified that for every three shares of Common Stock acquired through conversion, the holder would receive a warrant to purchase one share of Common Stock at an exercise price equal to the lesser of $7.15per share or 110% of the average market price for the 5 trading days immediately preceding conversion. The "Series 2" warrants expire in three years after the date of issue. The "Series 2" stock also contained a 5% cumulative dividend payable in cash or common stock at the option of the Company. At September 30, 1997, all of the "Series 2" Stock had been converted into approximately 12,440,447 shares of the Company's Common Stock. Refer to the Company's October 31, 1996 8-K for a more detailed description of the "Series 2" transaction.

  In April 1997, the Company issued 50,000 shares of its 5% Cumulative Convertible Preferred Stock, Series 3 ( "Series 3") for proceeds of $5,000,000. The "Series 3" stock is convertible at the greater of the arithmetical average of the closing sale price of the Common Stock for the 5 trading days immediately preceding the conversion or 90% of the closing sale price the day before the conversion, but not greater than the closing sale price on April 2, 1997 ($2.25). The "Series 3" Stock included warrant coverage to acquire 5,000,000 shares of the Company's Common Stock at an exercise price equal to the greater of the arithmetical average of the closing sale price of the Common Stock for the 5 trading days immediately preceding the exercise of the warrants or 90% of the closing sale price of the Common Stock on the day immediately prior to the exercise of the warrants, but in no event greater than $2.25 per share. The warrants expire seven years from the date of issuance. The "Series 3" stock also contained a 5% cumulative dividend payable in cash or common stock at the option of the Company. At September 30, 1997, 25,000 shares of the "Series 3" stock have been converted into approximately 1,386,500 shares of the Company's Common Stock. Refer to the Company's April 14, 1997 8-K for a more detailed description of the "Series 3" transaction.

  In May 1997, the Company issued 280,000 shares of its 5% Cumulative Convertible Preferred Stock, Series 4 ( "Series 4") for proceeds of $28,000,000. The "Series 4" stock is convertible at the greater of the arithmetical average of the closing sale prices of the Common Stock for the 5 trading days immediately preceding the conversion or 90% of the closing sale price the day before the conversion, but in no event greater than $2.3438 The "Series 4" Stock included warrant coverage to acquire 28,000,000 shares of the Company's Common Stock. The "Series 4" stock also contained a 5% cumulative dividend payable in cash or common stock at the option of the Company. At September 30, 1997, 25,000 shares of the "Series 4" stock have been converted into approximately 1,386,500 shares of the Company's Common Stock. Refer to the Company's May 30, 1997 8-K for a more detailed description of the "Series 4" transaction. The exercise price (the "Exercise Price")of the Warrants will be the greater of the arithmetical average of the closing sales price per share of common stock on the five consecutive trading days preceding the delivery of the Exercise Notice (as defined below) and 90% of such closing sale price on the day immediately prior to the delivery of the Exercise Notice, but in any event not greater than $3.0469 per share. (The Warrants issued to the Purchasers are not exercisable until the lapse of a period ending on the sixty-fifth day after such Purchaser delivers a notice to Registrant

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

designating an aggregate number of Warrant Shares to be purchased. Once such notice is given and the 65-dayperiod has passed, a Purchaser may exercise its Warrant up to the number of shares designated in the 65-day notice by providing further notice to Registrant that the Purchaser is exercising the Warrant (the "Exercise Notice"). The Warrants expire seven years from the date of each Purchaser's respective Agreement.)

  In September, 1997, the Company issued 20,000 shares of its 5% Cumulative Convertible Preferred Stock, Series 5 ( "Series 5") for proceeds of $20,000,000. The "Series 5" stock is convertible at the greater of the arithmetical average of the closing sale prices of the Common Stock for the 5 trading days immediately preceding the conversion or 90% of the closing sale price the day before the conversion, but in no event greater than $3.0469. The "Series 5" Stock included warrant coverage to acquire 14,000,000 shares of the Company's Common Stock at an exercise price equal to the greater of the arithmetical average of the closing sale price of the Common Stock for the 5 trading days immediately preceding the exercise of the warrants or 90% of the closing sale price of the Common Stock on the day immediately prior to the exercise of the warrants, but in no event greater than $3.0469 per share. The warrants expire seven years from the date of issuance. At September 30, 1997, none of the "Series 5" stock had been converted. Refer to the Company's August 4, 1997 8-K for a more detailed description of the "Series 5" transaction.

  Holders of the Company's Preferred Stock have no voting rights. In the event of a voluntary or involuntary liquidation, the holders of the Preferred Stock have a liquidation preference over the holders of the Company's Common Stock.

 9. MANDATORILY REDEEMABLE SECURITIES

  The Series 3 and Series 4 warrants noted above and certain warrants issued with common stock contain a mandatory redemption feature whereby in the event of an unsolicited tender offer for the majority of the Company's then outstanding Common Stock ("change in control"), at the option of the warrant holder, the warrants become redeemable for the cash value of the warrants. The warrant agreement specifies the methodology to be used to determine the cash value in the event of a change in control. Consequently, at September 30, 1997, the fair value of the warrants has been classified as temporary equity on the Consolidated Statement of Financial Condition.

  The Series 5 warrants contain a clause whereby if the Company is unable to provide sufficient shares of the Company's Common Stock to completely fulfill the exercise of the warrants, then the Company must pay the warrant holder parity for each warrant share tendered for exercise. Parity is determined as the difference between the fair market value of the Company's Stock on the date of exercise and the exercise price of the warrants. Consequently, at September 30, 1997, the fair value of the warrants has been classified as temporary equity on the Consolidated Statement of Financial Condition. This clause was removed as a result of the shareholder vote discussed further at the subsequent events footnote at note 14.

10. RESTATEMENT

  The financial statements for the year ended September 30, 1997 have been re-stated to reflect the classification of the fair value assigned to warrants issued during the year (that were subject to the mandatory redemption features noted above) as a liability on the Consolidated Statement of Financial Condition. Total Stockholders' Equity on the Consolidated Statement of Financial Condition at September 30, 1997 has been reduced by the fair value assigned to warrants of $14.1 million to $5.6 million. The fair value assigned to the warrants is based on an independent appraisal received by the Company.

  In addition, the fair value of warrants issued in connection with certain mandatorily redeemable Preferred Stock has been reflected as reducing the income available to common shareholders for the purposes of the earnings per share computation. Previously, the Company had included the fair value of warrants issued in

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

conjunction with all Preferred Stock in the determination of the earnings per share. Accordingly, the reported net loss per share has been re-stated to reduce the net loss per share for the year and quarters affected as follows.

                                           Q1      Q2     Q3     Q4     YTD
                                         ------  ------  -----  -----  ------
      Net loss per share as reported.... $ (.86) $(1.31) $(.80) $(.54) $(3.34)
      Change to net loss per share......    --      --     .47    .21    1.09
      Revised net loss per share........ $ (.86) $(1.31) $(.31) $(.33) $(2.25)

  The re-statement did not effect the reported net loss or cash flows of the Company during the year ended September 30, 1997.

11. STOCK OPTION PLANS AND COMMON STOCK RESERVED

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

  On August 8, 1997, all outstanding options, except for Officer and Director options, with a share price ranging from $28.25 per share to $3.0625 per share were canceled and repriced with new options having an exercise price of $2.5938 per share, the fair market value as of the date of the repricing. A total of 1,401,934 shares were repriced.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


  The following table summarizes stock option activity under the Plan and the Director Plan:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                         SHARE
                                                                SHARES   PRICE
                                                                ------  --------
      Outstanding at September 30, 1994........................  2,301    9.75
      Granted..................................................    833    13.4
      Exercised................................................   (502)   5.85
      Cancelled................................................   (431)  14.12
                                                                ------   -----
      Outstanding at September 30, 1995........................  2,201   12.04
      Granted..................................................  2,247    5.79
      Exercised................................................   (386)   3.69
      Cancelled................................................ (1,306)   9.57
                                                                ------   -----
      Outstanding at September 30, 1996........................  2,756    8.21
      Granted..................................................  2,302    3.24
      Exercised................................................    (16)   1.02
      Cancelled................................................ (1,765)   5.83
                                                                ------   -----
      Outstanding at September 30, 1997........................  3,277    6.09

  The following table summarizes shares of Common Stock reserved for future issuance by the Company under the Company's stock option and purchase plans as of September 30, 1997:

(AMOUNTS ARE IN THOUSANDS)
1991 stock option plan.................................................... 3,700
Director stock option plan................................................   130
Employee stock purchase plan..............................................   353
                                                                           -----
                                                                           4,183
                                                                           =====

  As of September 30, 1997, options to purchase approximately 586,731 shares of Common stock were exercisable. Options granted vest over a period of 4 years.

  The weighted average estimated fair value at the date of grant, as defined by SFAS 123, for options granted in fiscal 1996 and 1997 was $2.5399 and $1.2502 per option, respectively. The estimated grant date fair value disclosed above was calculated using the Black-Scholes model. This model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Significant option groups outstanding at September 30, 1997 and related weighted average exercise price and contractual life information are as follows:

OUTSTANDING AND EXERCISABLE BY OPTION RANGE

                                             WEIGHTED
                                              AVERAGE   WEIGHTED
                                             REMAINING  AVERAGE    NUMBER
RANGE OF                          NUMBER    CONTRACTUAL EXERCISE VESTED AND
EXERCISE PRICE                  OUTSTANDING    LIFE      PRICE   EXERCISABLE
--------------                  ----------- ----------- -------- -----------
$2.5938 -- $3.873 .............  3,298,359    4 years      3.32    727,036
$0.30   -- $12.50 .............  2,683,540    4 years    5.5463    758,662

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

  The Company's calculations were made using the following weighted average assumptions:

   SEPTEMBER 30,                                                1997     1996
   -------------                                               -------  -------
   Expected life.............................................. 2 years  2 years
   Risk-free interest rate....................................    6.13%    6.12%
   Volatility.................................................   57.14%   56.99%
   Dividend yield.............................................       0%       0%

EMPLOYEE STOCK PURCHASE PLAN

  In 1992, the Company adopted the 1992 Employee Stock Purchase Plan (the "Purchase Plan"), and 500,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. Under the plan, eligible employees of the Company may purchase shares of Common Stock through payroll deductions. The ESPP consists of two 6-month offering and purchasing periods each year. The purchase price per share is 85% of the lower of the fair market values of the Common Stock at the commencement period or the last day of the purchase period. Purchases are limited to 15% of an eligible employee's compensation subject to a maximum annual employee contribution limited to a $15,000 fair market value. Of the 500,000 shares authorized under the ESPP, 89,206 shares were issued during fiscal 1997.

  Compensation costs (including pro forma net income per share amounts) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the ESPP were calculated using the Black-Sholes model. The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

   SEPTEMBER 30, 1997
   ------------------
   Expected life...................................................... 6 months
   Risk-free interest rate............................................     5.97%
   Volatility.........................................................    58.96%
   Dividend yield.....................................................        0%

  The weighted average estimated grant date fair value, as defined by SFAS 123, or rights to purchase stock under the ESPP granted in fiscal 1997 was $1.2088 per share.

PRO FORMA NET LOSS AND NET LOSS PER SHARE

  Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the 1991 and 1992 Stock Option Plans and the Employee Stock Purchase Plan, the Company's pro forma net loss and net loss per share for the years ended September 30, 1997 and 1996, would have been as follows:

   SEPTEMBER 30,                                           1997        1996
   -------------                                         ---------  ----------
                                                         IN THOUSANDS EXCEPT
                                                            PER SHARE DATA
   Pro forma net (loss)................................. $ (69,702) $ (138,355)
   Pro forma net (loss) per share.......................     (2.28)     (12.53)

  The pro forma effect on net loss and net loss per share for fiscal 1997 and 1996 is not representative of the pro forma effect on net income (loss) in the future years because it does not take into consideration pro forma compensation expense related to grants prior to fiscal 1995.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


12. BONUS, PROFIT SHARING AND 401(K) SAVINGS AND RETIREMENT PLANS

  The Company has an incentive stock bonus plan for certain key employees that provides shares of the Company's stock based on meeting certain milestones. Such determination considers the extent to which individuals and the Company meet objectives during the year. The Company incurred approximately $353,000 of stock bonus expense in 1997. The Company did not incur bonus expenses in 1996 and 1995.

  The Company adopted a 401(k) Savings and Retirement Plan (the "Savings Plan") to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company has the option of matching a certain percent of each participant's contribution to the Savings Plan. The Company's maximum contribution per participant is limited to $1,000. The Company made matching contributions of approximately $266,000, $254,000 and $242,000 in 1997, 1996, and 1995, respectively.

  The Company has bonus and profit sharing plans that provide additional compensation to substantially all employees. The profit sharing compensation is determined on an annual basis based principally on a percentage of income after taxes, before profit sharing, and the Company meeting certain objectives for the year. Bonuses for officers and key management personnel are determined annually at the discretion of the Board of Directors. Such determination considers the extent to which individuals and the Company meet objectives for the year. The Company did not incur profit sharing expenses in 1997 or 1996.

13. LITIGATION

  Kaufman, et al. vs. SyQuest Technology, et al. Superior Court for the State of California, County of Alameda

  This purported securities class action complaint, filed on March 25, 1996, alleges that the Company and certain of its former officers and directors violated California state securities law and common law by making false and misleading statements of material fact about the Company's future between October 21, 1994 and February 2, 1996 inclusive. This action is allegedly brought for all persons who purchased SyQuest common stock during that period and seeks an unspecified amount of damages. On October 11, 1996, this state action was consolidated with Ravens, et al. vs. Iftikar, et al. filed in United States District Court for the Northern District of California (case number: 96-1224-VRW). The Company has filed a demurrer (a motion for dismissal of the complaint for failure to state a claim) to the consolidation action. The demurrer was fully briefed but was taken off the Court's calendar during negotiations between the parties. On August 6, 1997, by stipulation and order, the Court referred the parties to mediation for settlement purposes.

  Ravens, et al. vs. Iftikar, et al. United States District Court for the Northern District of California

  This purported securities class action complaint, filed on April 2, 1996 alleges that the Company and certain of its former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making false and misleading statements of material fact about the Company's future between October 21, 1994 and February 2, 1996 inclusive. This action is allegedly brought for all persons who purchased SyQuest common stock during that period and seeks an unspecified amount of damages. This action has been consolidated with Kaufman, et al. (discussed above) and with Bellezza, et al. (discussed below).

  Bellezza, et al. vs. Iftikar, et al. United States District Court for the Northern District of California

  This purported securities class action complaint, filed on May 24, 1996 makes substantially the same allegations as the Ravens complaint (discussed above) although different counsel represents the plaintiff. This action is also allegedly brought for all persons who purchased SyQuest common stock and seeks an unspecified amount of damages. This action has been consolidated with Kaufman, et al. (discussed above) and with Ravens, et al.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


  Managements Discussion of the Kaufman, Ravens and Bellezza Matters

  In the Ravens and Bellezza matters, the Court held a case management conference on July 18, 1996 to decide such matters as consolidation of the complaints and appointment of lead counsel. On January 7, 1997, the Court denied plaintiffs' request for appointment of lead counsel and plaintiff's submitted a motion for reconsideration of the Court's order. A further case management conference was held on February 7, 1997 and the Court gave the parties a tentative order denying plaintiff's motion for reconsideration and ordered that additional notice be sent concerning appointment of lead-plaintiff. On July 16, 1997, the Court issued a final order denying plaintiff's motion for reconsideration and again ordered that additional notice concerning appointment of lead-plaintiff be sent. The Company intends to submit a motion to dismiss this case.

  On December 3, 1997, SPARC International, Inc. filed a lawsuit in the United States District Court in and for the Northern District of California against the Company. The lawsuit alleges that the Company's use of the trademark SparQ in connection with its recently--introduced SparQ removable cartridge hard drive product constitutes an infringement of the SPARC trademark owned by SPARC International, Inc. The complaint requests money damages and a preliminary and permanent injunction enjoining the Company from further infringement. On December 19, 1997, SPARC International, Inc. filed a motion seeking a preliminary injunction enjoining the Company from using the SparQ trademark on its removable cartridge hard drive products and requesting a hearing on January 26, 1998. The Company believes that it does not infringe any valid trademarks of SPARC International, Inc. and intends to defend itself against this action.

  On July 23, 1997, Iomega Corporation ("Iomega") filed civil action No. 97-466 in the United States District Court in and for the District of Delaware against SyQuest Technology Inc. The law suit alleges that SyQuest has infringed Iomega's Design Patent No. D378,518 and U.S. Patent No. 5,644,444 by making and selling computer disk cartridges and drives which embody alleged inventions of those patents and that SyQuest has willfully infringed Iomega's alleged trademark "JET". The complaint requests money damages and a preliminary and permanent injunction enjoining SyQuest from further infringement. The Company believes that it does not infringe any valid patent claims or trademarks of Iomega and intends to vigorously defend against this action.

  On or about June 10, 1997, the Company initiated litigation against Castlewood Systems, Inc. and eleven (11) former Company employees in Santa Clara Superior Court, No. 766757 asserting ten (10) causes of action, including claims for misappropriation of trade secrets, unfair competition, and breach of fiduciary duty. On or about July 16, 1997, Castlewood filed a Cross-Complaint against the Company, alleging three (3) causes of action (interference with prospective economic advantage; unfair competition; trade libel). Since that time, the parties have engaged exclusively in hearings before Thomas E. Schatzel, Esq., the Court-appointed Discovery Referee, to finalize the Company's Civil Procedure (S) 2019 (d). The Company's Seconded Amended Identification of Trade Secrets was deemed acceptable by the Discovery Referee on October 20, 1997. Discovery has only recently begun, and there can be no assurance as to what financial effect this litigation may have on the Company.

  In 1996, the Company filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement. The Company initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. On January 27, 1997, the Company filed a Complaint in the United States District Court in Northern District of California against Nomai, S.A., Nomus, Inc., Marc Frouin, Herve Frouin, Electronique d2, and La Cie Ltd., entitled SyQuest Technology, Inc. v. Nomai, S.A. et al. (Case No. C97-0271 FMS) (the "Nomai Action") alleging patent and trademark infringement, misrepresentation, breach of contract and other claims. During April through June, Nomus, Inc., Marc Frouin and Herve Frouin (collectively the "Nomai Parties") filed certain Cross-Complaints against the Company. The parties have engaged in discussions concerning the terms of a potential resolution to the Nomai Action, and the Nomai Parties and Defendants Electronique d2 and La Cie

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

Ltd. and the Company have agreed to certain material terms of settlement in principle and final documentation remains outstanding. The Nomai Action remains pending.

  Due to the inherent uncertainty of litigation, management is unable to predict the outcome of the above litigation. A materially unfavorable outcome of the above litigation could have an adverse effect on the Company's financial condition, results of operations and cash flows.

  From time to time, the Company is involved in litigation that it considers to be in normal course of business. Other than set forth above, the Company is not engaged in any legal proceedings as of September 30, 1997, which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operation.

14. SUBSEQUENT EVENTS

  On November 5, 1997, at a special shareholder meeting, the shareholders of the Company approved a proposal amending the existing articles of incorporation to increase the authorized shares of the Company from 120 million to 240 million. On November 28, 1997, assuming the conversion of all outstanding preferred stock and the exercise of all outstanding warrants and other stock commitments, the Company has outstanding and committed approximately 150 million shares of the Company's common stock.

  During October and November, 1997, the Company issued Series 5 convertible preferred stock for approximately $10 million in proceeds and approximately 7 million of outstanding warrants were exercised resulting in approximately $26 million in proceeds to the Company. Further, The Company committed to issue
4.5 million new warrants to warrantholders to exercise outstanding warrants with terms and conditions substantially the same as other outstanding Series 5 warrants.

 Open For Warrant Valuation Issue and December Financing Deal

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

  (1) Financial Statements. The following Consolidated Financial Statements of SyQuest Technology, Inc. and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

                                                                           PAGE
                                                                           ----
   Report of Price Waterhouse LLP, Independent Accountants................  30
   Report of Ernst & Young LLP, Independent Auditors......................  31
   Consolidated Statement of Financial Condition--September 30 1997 and
    1996..................................................................  32
   Consolidated Statement of Results of Operations--Years Ended September
    30, 1997,
    1996, and 1995........................................................  33
   Consolidated Statement of Stockholders' Equity (Deficit)--Years Ended
    September 30, 1997,
    1996, and 1995........................................................  34
   Consolidated Statement of Cash Flows--Years Ended September 30, 1997,
    1996 and 1995.........................................................  35
   Notes to Consolidated Financial Statements.............................  37

  (2) Financial Statement Schedule. The following consolidated financial statement schedule of the Company and subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SyQuest Technology, Inc. and subsidiaries.

       SCHEDULE                                                            PAGE
       --------                                                            ----
   II--Valuation and Qualifying Accounts..................................  60

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                                   EXHIBITS

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  3.1    Restated Certificate of Incorporation of the Company. Incorporated by
         reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K
         for the fiscal period ended September 30, 1995.
  3.2    Amendment to Restated Certificate of Incorporation of the Company.
         Incorporated by reference to Exhibit 3.2 of the Company's Form S-3
         Registration Statement filed December 2, 1996 (File No. 333-17119), as amended and to be amended.
  3.3    By-Laws of the Company. Incorporated by reference to the Company's
         Registration Statement on Form S-1 (File No. 33-43656) filed on
         November 9, 1991.
  3.4    Certificate of Amendment of Restated Certificate of Incorporation of
         the Company filed May 20, 1997.
  3.5    Certificate of Amendment of Restated Certificate of Incorporation of
         the Company filed November 26, 1997.
  4.1    Specimen stock certificate, $.001 par value. Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1
         (File No. 33-43656) filed on December 10, 1991.
  4.2    Corrected Certificate of Designations, Preferences and Rights of 7%
         Cumulative Convertible Preferred Stock, Series 1. Incorporated by
         reference to Exhibit 3.1 of the Company's Current Report on Form 8-K
         dated June 14, 1996.
  4.3    Securities Purchase Agreement, dated as of May 31, 1996, by and among the Company and holders of 7% Cumulative Convertible Preferred Stock,
         Series 1. Incorporated by reference to Exhibit 10.1 of the Company's
         Current Report on Form 8-K dated June 14, 1996.
  4.4    Registration Rights Agreement dated as of May 31, 1996, by and among the Company and holders of 7% Cumulative Convertible Preferred Stock,
         Series 1. Incorporated by reference to Exhibit 10.2 of the Company's
         Current Report on Form 8-K dated June 14, 1996.
  4.5    6% Convertible Subordinated Debenture dated July 15, 1996.
         Incorporated by reference to Exhibit 10.3 of the Company's Form S-3
         Registration Statement No. 333-7369 ("Registration 333-7369").
  4.6    Registration Agreement dated July 15, 1996, among the Company and
         WISRS (Malaysia) SDN.BMP. Incorporated by reference to Exhibit 10.4 of
         Registration 333-7369.
  4.7    Certificate of Designations, Preferences and Rights of Convertible
         Preferred Stock, Series 1, as amended and agreed to be amended.
         Incorporated by Reference to Exhibit 3.1 to the Company's Current
         Report on Form 8-K/A dated October 31, 1996.
  4.8    Certificate of Designations, Preferences and Rights of 5% Cumulative
         Preferred Stock, Series 2. Incorporated by Reference to Exhibit 3.2 to
         the Company's Current Report on Form 8-K/A dated October 31, 1996.
  4.9    Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and the buyers of the Convertible Preferred Stock, Series 1 including the following exhibits: Form of Warrant, Form of
         Registration Rights Agreement, Form of Escrow Agreement and certain
         Schedules to the representations. Incorporated by Reference to Exhibit
         10.1 to the Company's Current Report on Form 8-K/A dated October 31,
         1996.
  4.10   Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant,
         Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to Exhibit 10.2 to the
         Company's Current Report on Form 8-K/A dated October 31, 1996.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  4.11   Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant,
         Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to Exhibit 10.3 to the
         Company's Current Report on Form 8-K/A dated October 31, 1996.
  4.12   Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant,
         Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to Exhibit 10.4 to the
         Company's Current Report on Form 8-K/A dated October 31, 1996.
  4.13   Securities Purchase Agreement dated as of October 8, 1996, among the
         Company and certain buyers of the Series 2 Preferred Stock, including the following exhibits: Form of Escrow Agreement, Form of Warrant,
         Form of Registration Rights Agreement and certain Schedules to the representations. Incorporated by Reference to Exhibit 10.5 to the
         Company's Current Report on Form 8-K/A dated October 31, 1996.
  4.14   Securities Purchase Agreement dated as of September 27, 1996, between the Company and Atmel Corporation, including the exhibit Form of
         Registration Rights Agreement. Incorporated by Reference to Exhibit
         10.6 to the Company's Current Report on Form 8-K/A dated October 31,
         1996.
  4.15   Securities Purchase Agreement dated as of October 18, 1996, between the Company and Petronic International, Inc., including the exhibit
         Form of Registration Rights Agreement. Incorporated by Reference to
         Exhibit 10.7 to the Company's Current Report on Form 8-K/A dated
         October 31, 1996.
  4.16   Securities Purchase Agreement dated as of October 24, 1996, between the Company and SAE Magnetics (HK) Ltd., including the exhibit Form of
         Registration Rights Agreement. Incorporated by Reference to Exhibit
         10.8 to the Company's Current Report on Form 8-K/A dated October 31,
         1996.
  4.17   Securities Purchase Agreement dated as of October 25, 1996, between the Company and Freight Solutions International, including the exhibit
         Form of Registration Rights Agreement. Incorporated by Reference to
         Exhibit 10.9 to the Company's Current Report on Form 8-K/A dated
         October 31, 1996.
  4.18   Subscription Agreement dated November 12, 1996, between SyQuest
         Technology, Inc. and Fletcher International Limited, including the
         Annex Warrant Certificate issued November 13, 1996. Incorporated by
         Reference to Exhibit 4.18 to the Company's Annual Report on Form 10-
         K/A for the fiscal period ending September 30, 1996.
  4.19   Securities Purchase Agreement dated as of February 28, 1997, between the Company and A-Corn Enterprises Company, Ltd., including the exhibit form of Registration Rights Agreement. Incorporated by
         Reference to Exhibit 10.2 to the Company's Current Report of Form 8-K
         dated February 28, 1997.
  4.20   Securities Purchase Agreement dated as of March 19, 1997, between the
         Company and Seksun Precision Engineering Limited, including the exhibit form of Registration Rights Agreement. Incorporated by
         Reference to Exhibit 10.3 to the Company's Current Report of Form 8-K
         dated February 28, 1997.
  4.21   Securities Purchase Agreement dated as of March 26, 1997, between the
         Company and Tongkah SDN.BHD., including the exhibit form of
         Registration Rights Agreement. Incorporated by Reference to Exhibit
         10.4 to the Company's Current Report of Form 8-K dated February 28,
         1997.
  4.22   Securities Purchase Agreement dated as of March 26, 1997, between the
         Company and Silicon Systems, Inc., including the exhibit form of
         Registration Rights Agreement. Incorporated by Reference to Exhibit
         10.5 to the Company's Current Report of Form 8-K dated February 28,
         1997.
  4.23   Subscription Agreement dated March 31, 1997, between the Company and
         Fletcher International Limited, including as Annex B thereto the form of Warrant Certificate issued pursuant thereto. Incorporated by
         Reference to Exhibit 10.1 to the Company's Current Report of Form 8-K
         dated February 28, 1997.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
  4.24   Certificate of Designations, Preferences and Rights of 5% Cumulative
         Convertible Preferred Stock, Series 3.
  4.25   Securities Purchase Agreement dated as of April 15, 1997, between the
         Company and Jardine Matheson & Company, Ltd., including the exhibit form of Registration Rights Agreement. Incorporated by Reference to
         Exhibit 10.1 to the Company's Current Report of Form 8-K dated May 30,
         1997.
  4.26   Securities Purchase Agreement dated May 1, 1997, between the Company and New Enterprises Associates VII, L.P., which agreement is representative of similar agreements reached with Combination, Inc.,
         Olympus Securities, Ltd., Nelson Partners, RGL International
         Investors, LDC, CC Investments, LDC, Gross Foundation, Inc., Capital
         Ventures International, Tail Wind Fund, Southbrook International
         Investments, Ltd. and Millenco, LP, including as Annex B the form of warrant certificate. Incorporated by Reference to Exhibit 10.2 to the
         Company's Current Report of Form 8-K dated May 30, 1997.
  4.27   Certificate of Designations, Preferences and Rights of 5% Cumulative
         Convertible Preferred Stock, Series 4.
  4.28   Certificate of Correction to Certificate of Designations, Preferences
         and Rights of 5% Cumulative Convertible Preferred Stock, Series 4.
  4.29   Securities Purchase Agreement dated August 4, 1997, between the
         Company and Jayhawk Investments, L.P., which agreement is
         representative of similar agreements reached with Jayhawk
         Institutional Partners, L.P., including as Annex A the form of warrant certificate. Incorporated by Reference to Exhibit 10.1 to the
         Company's Current Report of Form 8-K dated August 4, 1997.
  4.30   Securities Purchase Agreement dated September 3, 1997, between the
         Company and Olympus Securities, Ltd., which agreement is
         representative of similar agreements reached with Nelson Partners, RGL
         International Investors, LDC, CC Investments, LDC, and Capital
         Ventures International, including as Exhibit A the Certificate of
         Designations, Preferences and Rights of Convertible Preferred Stock,
         Series 5, and as Exhibit B the form of warrant certificate.
         Incorporated by Reference to Exhibit 10.2 to the Company's Current
         Report of Form 8-K dated August 4, 1997.
  4.31   Securities Purchase Agreement dated October 3, 1997, between the
         Company and Olympus Securities, Ltd., which agreement is
         representative of similar agreements reached with Nelson Partners, and
         Multiple Import Export, Ltd., including as Exhibit A the Certificate of Designations, Preferences and Rights of Convertible Preferred
         Stock, Series 5, and as Exhibit B the form of warrant certificate.
         Incorporated by Reference to Exhibit 10.1 to the Company's Current
         Report of Form 8-K dated October 4, 1997.
 10.1    Form of Indemnification Agreement between the Company and its directors*. Incorporated by reference to the Company's Registration
         Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 10.2    Form of Indemnification Agreement between the Company and its executive officers*. Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-43656)
         filed on December 10, 1991.
 10.3    Industrial Space Lease dated May 15, 1990, between SyQuest Technology and Renco Investment Company covering property located at 47100
         Bayside Parkway in Fremont, California, with other documents related thereto. Incorporated by reference to the Company's Registration
         Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 10.4    Industrial Space Lease dated July 30, 1991, between SyQuest Technology and Renco Investment Company covering property located at Building
         #47, Bayside Parkway in Fremont, California with other documents related thereto. Incorporated by reference to the Company's
         Registration Statement on Form S-1 (File No. 33-43656) filed with on
         November 9, 1991.
 10.5    Tenancy of Flatted Factory Unit dated July 18, 1990, between SyQuest
         Technology (c) and Jurong Town Corporation covering property located at 30 Kallang Place, Singapore. Incorporated by reference to the
         Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.

 EXHIBIT
 NUMBER                          DESCRIPTION OF DOCUMENT
 -------                         -----------------------
 10.10   Form of Stock Option Grant for SyQuest Technology, Inc 1991 Stock
         Option Plan*. Incorporated by reference to the Company's Registration
         Statement on Form S-8 (File No. 33-46460) filed on March 18, 1992.
 10.11   Policy Regarding Options and Cash Bonuses to be Awarded to Employees
         of Iota Memories Corporation*. Incorporated by reference to the
         Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 10.12   1992 Non-Employee Director Stock Option Plan, as amended*.
         Incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1995.
 10.13   1992 Employee Stock Purchase Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-8 (File
         No. 33-48273) filed on June 9, 1992.
 10.14   Credit Agreement dated January 17, 1992, among the Company and Silicon
         Valley Bank and First National Bank of Boston. Incorporated by
         reference to the Company's Registration Statement on Form S-1 (File
         No. 33-47361) filed on April 21, 1992.
 10.15   Bonus Arrangements for Executive Officers*. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 1995.
 10.16   Amendment No. 2 to Credit Agreement made as of June 10, 1993, among the Company, Silicon Valley Bank and First National Bank of Boston.
         Incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1993.
 10.17   Line of Credit Agreement dated February 28, 1995, with Silicon Valley
         Bank, and Amendment No. 1 thereto. Incorporated by reference to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1995.
 10.18   Line of Credit Agreement with Bank of America. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1995.
 10.19   Amendment No. 2 to Silicon Valley Bank Credit Agreement and Limited
         Waiver dated November 21, 1995. Incorporated by reference to the
         Company's Current Report on Form 8-K dated November 21, 1995.
 10.20   Amendment No. 3 to Silicon Valley Bank Credit Agreement and Limited
         Waiver dated December 27, 1995. Incorporated by reference to the
         Company's Annual Report on Form 10-K for the fiscal period ended
         September 30, 1995.
 10.21   Loan and Security Agreement dated January 17, 1996, by and between the
         Company and Greyrock Business Credit, a division of NationsCredit
         Commercial Corporation.
 10.22   Amendment No. 1 dated February 2, 1996, by and between the Company and
         Greyrock Business Credit, a division of NationsCredit Commercial
         Corporation.
 10.23   Amendment No. 2 dated March 15, 1996, by and between the Company and
         Greyrock Business Credit, a division of NationsCredit Commercial
         Corporation.
 10.24   Amendment No. 3 dated December 10, 1996, together with Letter of
         Credit Agreement dated March 15, 1996, by and between the Company and
         Greyrock Business Credit, a division of NationsCredit Commercial
         Corporation.
 10.25   Amended and Restated Loan and Security Agreement dated March 3, 1997, by and between the Company and Greyrock Business Credit, a division of
         NationsCredit Commercial Corporation.
 11.1    Computation of Earnings Per Share.
 21.1    Subsidiaries of the Company. Incorporated by reference to the
         Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 22.1    Published Report Regarding Special Stockholders Meeting on September
         26, 1996. Incorporated by reference to the Company's Current Report on
         Form 8-K/A dated October 31, 1996.

 EXHIBIT
 NUMBER       DESCRIPTION OF DOCUMENT
 -------      -----------------------
 23.1    Consent of Price Waterhouse LLP.
 23.2    Consent of Ernst & Young LLP.
 27      Financial Data Schedule.

--------
* A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

  (b) Reports on Form 8-K:

  A current report on Form 8-K, dated October 4, 1997, was filed by the Company reporting under Item 5 the sale of certain equity securities pursuant to regulation D.

  A current report on Form 8-K, dated November 11, 1997, was filed by the Company reporting under Item 5 certain warrant transactions pursuant to regulation D.

A current report on Form 8-K, dated November 11, 1997, was filed by the Company reporting under Item 5 the filing of a Registration Statement on Form S-3.

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

Dated: December 30, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                      TITLE                    DATE

     /s/ Edwin L. Harper       President, Chief           December 30, 1997
-----------------------------  Executive Officer and
       EDWIN L. HARPER         Director (Principal
                               Executive Officer)

      /s/ Bob L. Corey         Executive Vice             December 30, 1997
-----------------------------  President, Finance and
        BOB L. COREY           Chief Financial Officer

   /s/ Edward L. Marinaro      Director and Chairman of   December 30, 1997
-----------------------------  the Board
     EDWARD L. MARINARO

       /s/ Joseph Baia         Director                   December 30, 1997
-----------------------------
         JOSEPH BAIA

   /s/ C. Richard Kramlich     Director                   December 30, 1997
-----------------------------
     C. RICHARD KRAMLICH

                            SYQUEST TECHNOLOGY, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            BALANCE AT    ADDITIONS                   BALANCE AT
                            BEGINNING  CHARGED TO COSTS                 END OF
        DESCRIPTION         OF PERIOD    AND EXPENSES   DEDUCTIONS      PERIOD
        -----------         ---------- ---------------- ----------    ----------
                                             (IN THOUSANDS)
Year Ended September 30,
 1997:
  Allowance for doubtful
   accounts................   $5,694        $1,320       $(3,794)(1)    $3,220
Year Ended September 30,
 1996:
  Allowance for doubtful
   accounts................   $2,835        $5,839       $(2,980)(1)    $5,694
Year Ended September 30,
 1995:
  Allowance for doubtful
   accounts................   $3,574        $2,008       $(2,747)(1)    $2,835

--------
(1) Represents uncollectable accounts written off.