Form 10-Q
period 1997-12-31
SYQUEST TECHNOLOGY INC
filed 1998-02-17
CIK 880865

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended December 31, 1997

    Commission file number               0-19674

                               SYQUEST TECHNOLOGY, INC.
                                       (Registrant)

               DELAWARE                    94-2793941
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)     Identification No.)

    47071 Bayside Parkway   Fremont, CA              94538
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

                              YES [X]        NO [_]

As of January 30, 1998, 72,013,111 shares of the Registrant's common stock, $0.0001 par value, were issued and outstanding.

                                     INDEX

                           SYQUEST TECHNOLOGY, INC.

PART I  FINANCIAL INFORMATION                                   Page no.
ITEM 1. Consolidated Condensed Financial Statements
        (Unaudited)

        Consolidated Condensed Statement of Operations--Three
        months ended December 31, 1997 and December 31, 1996......  3

        Consolidated Condensed Statement of Financial
        Condition--December 31, 1997 and September 30, 1997.......  4

        Consolidated Condensed Statement of Cash Flows--Three
        months ended December 31, 1997 and December 31, 1996......  5

        Notes to Consolidated Condensed Financial
        Statements--December 31, 1997........................... 6-10


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................... 11-19


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings......................................... 20

ITEM 2. Changes in Securities..................................... 22

ITEM 6. Exhibits and Reports on Form 8-K.......................... 22


SIGNATURES........................................................ 23

                           SYQUEST TECHNOLOGY, INC.
          CONSOLIDATED CONDENSED STATEMENT OF RESULTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three months ended December 31,
                                             1997                    1996
                                             ----                    ----
Net revenue                                $ 32,061                $ 48,312
Cost of revenue                              40,633                  37,267
                                           --------                --------
    Gross Profit (loss)                      (8,572)                 11,045


Operating Expenses:

    Selling, general and administrative      23,740                  11,328
    Research and development                  3,878                   5,100
                                           --------                --------
    Total operating expenses                 27,618                  16,428
                                           --------                --------
    (Loss) from operations                  (36,190)                 (5,383)


Net interest income (expense)                  (625)                 (1,431)
                                           --------                --------
(Loss) before income taxes                  (36,815)                 (6,814)

Provision for income taxes                        -                       -
                                           --------                --------
Net (loss)                                  (36,815)                 (6,814)
                                           --------                --------
Value assigned to warrants issued
in conjunction with preferred stock
offerings                                    (2,100)                      -

Preferred stock dividend                        (80)                   (573)

Effect of incremental yield
  embedded in conversions terms                   -                  (5,300)
                                           --------                --------
Net (loss) applicable to common
  stock holders                            $(38,995)               $(12,687)
                                           ========                ========

Basic and diluted (loss) per share         $  (0.57)               $  (0.86)
                                           ========                ========

Weighted average shares                      68,939                  14,673
                                           ========                ========

         See notes to consolidated condensed financial statements

                          SYQUEST TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
                                (IN THOUSANDS)

                                                    December 31,   September 30,
                                                       1997            1997
                                                    ------------   -------------
                      ASSETS
                      ------
Current assets:
    Cash and cash equivalents                         $ 12,677      $  7,083
    Accounts receivable, net                            21,302        19,535
    Inventories, net                                    32,602        26,737
    Prepaid expenses and deposits                        5,778         6,049
                                                      --------      --------
    Total current assets                                72,359        59,404

Net property, equipment and leasehold improvements      22,957        22,999
Other assets                                               282           246
                                                      --------      --------
                                                      $ 95,598      $ 82,649
                                                      ========      ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
    Short term borrowings                             $ 20,634      $ 23,291
    Accounts payable                                    32,225        14,800
    Accrued expenses and other liabilities              15,136        15,532
    Current portion of long-term debt                    3,663         4,345
                                                      --------      --------
       Total current liabilities                        71,658        57,968
                                                      --------      --------

Long-term debt                                           2,851         4,024
Other long-term liabilities                                920           959
Mandatory redeemable warrants                            6,660        14,085

Stockholders' equity:
    Preferred stock                                          -             -
    Common stock                                             7             6
    Additional paid in capital                         267,477       222,766
    Treasury stock                                     (12,855)      (12,855)
    Retained (deficit)                                (241,120)     (204,304)
                                                      --------      --------
       Total stockholders' equity                       13,509         5,613
                                                      --------      --------
                                                      $ 95,598      $ 82,649
                                                      ========      ========

         See notes to consolidated condensed financial statements

                          SYQUEST TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                Three months ended December 31,
OPERATING ACTIVITIES:                             1997                  1996
                                                -------               -------
    Net (loss)                                 ($36,815)             $ (6,814)

    Adjustments to reconcile net (loss)
    to cash used in operating activities:

       Depreciation                               1,437                 1,680
       Other                                       (130)                  257

    Net changes in current assets and
    current liabilities:

    Accounts receivable                          (1,767)               (4,837)
    Inventories                                  (5,865)              (11,726)
    Accounts payable                             17,858                 1,475
    Accrued expenses and other liabilities         (125)                 (257)
                                               --------              --------
    Net cash used in operating activities       (25,407)              (20,222)

Investing activities:

    Purchase of equipment and
     leasehold improvements                      (1,575)                 (976)
    Other assets                                    107                   142
                                               --------              --------
    Net cash used in investing activities        (1,468)                 (834)

Financing activities:

    Proceeds from issuance of common stock       26,759                 8,531
    Proceeds from issuance of preferred stock     9,700                28,438
    Net proceeds from bank borrowings            (2,657)                  521
    Repayments on long term debt                 (1,333)               (5,845)
                                               --------              --------
    Net cash provided by financing activities    32,469                31,645

Net increase in cash and
 cash equivalents                                 5,594                10,589

Cash and cash equivalents at beginning
 of the period                                    7,083                 3,670
                                               --------              --------
Cash and cash equivalents at end
 of the period                                 $ 12,677              $ 14,259
                                               ========              ========

                         Non-Cash Financing Activities

       See notes to consolidated condensed financial statements

                           SYQUEST TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS
                               December 31, 1997
                                  (Unaudited)

NOTE: 1 - BASIS OF PRESENTATION

 Basis of Presentation

  The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Over the last two years the Company has experienced aggregated consolidated net losses of $205,322,000 including a net loss of $68,671,000 for the year ended September 30, 1997. Working capital at September 30, 1997 was $1,436,000 as compared to ($37,351,000) at September 30, 1996.

  The Company is in a turnaround situation which necessitates certain action by Management which affect the business environment in which the Company operates. The Company continues to face significant risks associated with successful execution of its turnaround strategy. These risks include, but are not limited to technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace, and retention of key personnel.

  As a result of new product introductions and funding continued operating losses, the Company needs sufficient capital to implement a marketing strategy that will adequately address the appropriate markets and generate sales demand for its current and planned future products. The Company has funded the cumulative losses primarily by issuance of additional capital stock. At the November 1997 Special Stockholders' Meeting the Stockholders approved increasing the Company's authorized capital stock from 120 million common shares to 240 million common shares.

  Management believes, based upon the additional $28.8 million cash raised in February 1998, anticipated extension of its bank credit lines and available cash balances, it has sufficient cash resources to fund operations through the end of fiscal 1998. There can be no assurance that the Company will be successful in achieving its internal financial plan. The Company will need additional funds for promoting new products and working capital required to support increased sales and support the required investments in working capital. Management's financial plans for fiscal 1998 anticipate raising additional equity capital primarily through exercise of currently outstanding warrants. If the outstanding warrants were to be exercised the Company could receive cash proceeds of approximately $180 million, however, the outstanding warrants do not include any demand or call provisions. Management may have to entice existing warrant holders to exercise their warrants by offering discounts to the contractual exercise price and/or issuing exchange warrants at market or negotiated discount exercise prices. Management believes it has sources of equity capital beyond the exercise of currently outstanding warrants through issuance of additional convertible preferred stock or issuance of a debt instrument such as a convertible debenture. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company's products, the quality of product development efforts, availability of critical components, management of working capital, and continuation of normal payment terms and conditions for purchase of materials and services.

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

  Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

   NOTE: 2 - INVENTORIES

    Inventories are comprised of the following:

                                    December 31,            September 30,
                                       1997                     1997
                                    ------------            -------------
                                               (In thousands)
         Raw materials                 $18,774                 $13,675
         Work in process                 6,421                   6,840
         Finished goods                  7,407                   6,222
                                    ------------            -------------
                                       $32,602                 $26,737
                                    ============            =============

    NOTE: 3 - NET LOSS PER SHARE

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" during the period.

    The computation of net loss per share for the quarter ended December 31, 1997 includes adjustments related to the computation of earnings per share applicable to common stockholders of $2.1 million, representing the value assigned to warrants issued in connection with Series 5 preferred stock, and $0.08 million, representing preferred stock dividends. Absent these financing adjustments, the net loss per share applicable to the operations of the business was $0.53.

    The basic net loss per share for the three month period ended December 31, 1997 is based on the weighted average number of shares of common stock outstanding during the period.

    Common stock equivalents have been excluded from the computation of diluted earnings per share, as they are anti-dilutive.


                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Three months ended December 31,
                                                    1997              1996
                                                -----------        ---------
Net (Loss)                                        $ (36,815)       $  (6,814)

Value assigned to warrants issued in
conjunction with preferred stock offerings           (2,100)               -

Cumulative preferred stock dividends                    (80)            (573)

Effect of incremental yield embedded
   in conversions terms                                   -           (5,300)
                                                  ---------        ---------

Net (loss) applicable to common stockholders      $ (38,995)       $ (12,687)


Weighted average shares                              68,939           14,673


Basic and diluted (loss) per share                $   (0.57)       $   (0.86)

    NOTE: 4 - LINES OF CREDIT

    On January 17, 1997, the Company renegotiated its domestic line of credit with a financial institution, continuing the existing terms and extending the line through March 7, 1998. In February 1998, the Company extended the line to May 7, 1998. The line provides for a limit on borrowings of the lesser of $30.0 million or a combination of 80 percent of eligible accounts receivable and 40 percent of eligible finished goods inventory. As of December 31, 1997, approximately $20.6 million of borrowings were outstanding under the line.

    On December 31, 1997, the Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn Bhd (M), had a banking facility (the "facility") with a Malaysian financial institution expiring March 1998 and consisting of a line of credit for (RM) 17.5 million (approximately $4.5 million) and a term loan for (RM) 9.8 million (approximately $2.5 million). The subsidiary's building, equipment, inventory, and eligible receivables secure the facility. As of December 31, 1997, approximately $7.0 million of borrowings were outstanding against these facilities.

    NOTE: 5 - CONVERTIBLE PREFERRED STOCK

    At December 31, 1997, the Company had 46 shares of 5% Cumulative Convertible Preferred Stock, Series 3 (Series 3), 57,155 shares of 5% Convertible Preferred Stock, Series 4 (Series 4), and 30,000 shares of Convertible Preferred Stock, Series 5 (Series 5) issued and outstanding. Each of the holders of Series 3 and Series 4 Preferred Stock is entitled to a 5% per share dividend.

    During the quarter ended December 31, 1997, the Company issued 10,000 shares of convertible preferred stock (Series 5) for proceeds of approximately
    $10 million.

    The Company also issued 3,600 shares of convertible preferred Series 4 stock pursuant to an agreement made by the Company with a supplier for the conversion of debt in the amount of $0.4 million.

    Subsequent to December 31, 1997, the Company issued approximately 30,000 shares of 5% convertible preferred stock (Series 7) for proceeds of approximately $28.8 million. As a part of the agreement, approximately $8.8 million of proceeds and related securities were placed into an escrow account. The release of that amount from escrow is contingent on the Company's registration statement filed on form S-3, No. 333-40329, being declared effective on or before March 16, 1998. Unless the parties otherwise agree, if that registration statement is not declared effective by then, the approximately $8.8 million will be returned to the investors and 8,750 shares of Series 7 preferred stock will be cancelled.

    NOTE: 6 - COMMON STOCK

    During the quarter ended December 31, 1997, the Company received proceeds of approximately $27 million resulting from the exercise of outstanding stock purchase warrants. The exercise of outstanding warrants resulted in the issuance of approximately 9.4 million shares of common stock. The Company issued new warrants to purchase 4.5 million shares of common stock in conjunction with the issuance of common stock upon the exercise of outstanding warrants. The Company converted $0.4 million of notes payable to vendors into 141,302 shares of common stock.

    The Company released in the fiscal quarter ended December 31, 1997 approximately $1.7 million which was previously classified as mandatory redeemable warrants into additional paid in capital as a result of warrants exercised from Series 4 preferred shares. Additionally, the Company reclassified approximately $5.7 million from mandatory redeemable warrants into additional paid in capital upon termination of the redeemable feature in the related warrants.

    During the quarter ended December 31, 1997, certain holders of the Company's then outstanding preferred stock issues converted preferred stock into common stock. The conversions resulted in the issuance of a total of 2,307,534 shares of common stock in exchange for 25,928 shares of the Company's Series 3 Preferred Stock and 28,156 shares of the Company's Series 4 Preferred Stock, respectively.

    NOTE: 7 - LITIGATION

  On March 7, 1997, RKS Design, Inc. filed suit against the Company alleging that the Company failed to pay $48,394.21 of interest charges on fees charged for design services rendered with respect to its EZ Flyer and SyJet products. The suit requests damages including profits associated with these products, interest and attorneys' fees. The Company has filed a counterclaim asserting, inter alia, that no amount is owing to RKS, and that the Company is entitled to a refund of certain overpayments made to RKS. The Company does not believe that this claim will have a material adverse affect on the Company, or on its financial position or its results of operations.

  Due to the inherent uncertainty of litigation, management is unable to predict the outcome of the above litigation. A materially unfavorable outcome of the above litigation could have an adverse effect on the Company's financial condition, results of operations and cash flows.

  From time to time, the Company is involved in litigation that it considers to be in the normal course of business. Other than set forth above, the Company is not engaged in any legal proceedings as of September 30, 1997, which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operation.


    NOTE: 8 - RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income", and SFAS No. 131, "Segment Reporting". These statements are effective for the Company's fiscal year ending September 30, 1999. SFAS 130 defines the items to be included in the determination of comprehensive income, and SFAS 131 defines the "management approach" and the impact on segment reporting. Management believes the adoption of SFAS 130 and 131 will not have a material impact on the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

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

The Company began shipments of its newest product, SparQ, during the quarter ended December 31, 1997. SparQ is a 1.0 gigabyte removable storage solution consisting of a hard disk drive and removable cartridges which is competitively priced at $199 with an additional 3 cartridges priced at $99. The initial demand for the product has been substantial and the Company believes that SparQ could become a major contributor to net revenue in future quarters; however, there can be no assurance of continued acceptance by the marketplace. The Company incurred a substantial loss in the quarter ended December 31, 1997 primarily as a result of substantial expenses incurred for the advertising and marketing campaign associated with the launch of SparQ, the impact of price reductions during the quarter in response to continued price competition, manufacturing start-up costs related to SparQ and an inability to ship against customer orders. This inability to ship against customer orders resulted primarily from production start-up inefficiencies related to SparQ, manufacturing yield problems related to SyJet cartridges and late delivery of raw materials, and additional tooling and capital equipment needed for production to meet customer demand.

In an effort to increase shipments of SparQ to meet anticipated customer demand, the Company has decided to increase the deployment of available resources to SparQ. SparQ was designed and released as a low cost mass market removable storage solution and, consequently, the Company must achieve a significant ramp in units of production. Management has decided to focus its other new product, Quest, exclusively on Original Equipment Manufacturer (OEM) opportunities. The cost of distribution into the OEM channel is less than that of the retail marketplace. The production ramp-up for Quest will only occur with the support of OEM demand for this product. Increasing SparQ shipments over the next several quarters will require additional manufacturing equipment to support the anticipated ramp in units of production. The additional manufacturing equipment will require incremental capital spending of up to an additional $20 to $30 million. The Company plans to finance the efforts to ramp the SparQ units of production and the related working capital requirements by issuing additional capital stock either through the exercise of existing stock warrants or issuance of new securities. The Company will need additional funds to support the capital spending and working capital requirements of the SparQ ramp, and to fund anticipated operating losses. There is no assurance that the Company will be able to secure additional cash resources when needed, if at all, or on favorable terms. The inability to overcome these risk factors would have a material adverse effect on the Company's financial performance and on its liquidity.

Net Revenue

Net revenue for the quarter ended December 31, 1997 was $32.1 million, compared to $48.3 million reported for the comparable prior year's quarter. The decrease in net revenue for the current quarter resulted primarily from a decrease in the net revenue from the Company's older "Legacy" products and the EZ Flyer 230 product. That decrease was partially off-set by an increase in net revenue from newer generation products, SyJet and SparQ. The decrease in net revenue from the EZ Flyer product primarily resulted from price reductions effected since the comparable prior year's quarter. The Company shipped approximately 75 percent more drives during the current quarter; however, the number of cartridges shipped decreased by 59 percent during the current quarter, as compared to the number of units shipped during the comparable prior year's quarter. The decline in the number of cartridges shipped resulted primarily from the decrease in net revenue from the "Legacy" products which were comprised of predominantly cartridge shipments. The percentage mix of net revenue by product family as compared to the comparable prior year's quarter was:

                                  Current Year                Prior Year
                                     Q1                           Q1
                                  ------------                ----------
Legacy products                      14%                          66%
EZ Flyer and SyJet products          66%                          34%
SparQ products                       20%                           0%
     Total                          100%                         100%

The Company began shipments of its newest product, SparQ, during the quarter ended December 31, 1997.

Factors such as slow sell through rates in the sales channels, price pressures on the Company's products, and competitive product introductions may continue to have an adverse impact on net revenue.

Gross Profit (Loss)

The Company reported a gross loss for the quarter ended December 31, 1997, of $8.6 million compared to a gross profit of $11.0 million in the comparable prior year's quarter. The gross loss in the current quarter resulted primarily from a reduction in product prices effected as of November 1997 on SyJet drives and on SyJet and EZ Flyer 230 cartridges, a reduction in the mix of revenue from the "Legacy" products which were comprised predominantly of cartridges that realize a higher gross profit than a drive, scrap and rework costs related to a reduction in cartridge yields in manufacturing and new product production start-up costs related to the SparQ product line.

Factors such as volatility in the drive and cartridge markets, unexpected production delays and costs, and an inability to meet production schedules and sales demand may continue to have an adverse effect on gross profits. Consequently, there can be no assurances that the Company will achieve necessary improvements to produce gross profit in the future.

Selling, General and Administrative Expenses

For the quarter ended December 31, 1997, selling, general and administrative expenses totaled $23.7 million, or 74 percent of net revenue compared to $11.3 million, or 23 percent of net revenue, for the comparable prior year's quarter. The significant increase in expenses during the current quarter resulted primarily from expenses (approximately $14.0 million) associated with the Company's new sales and marketing campaign which included programs aimed at stimulating sales demand on newer products and increased legal fees incurred during the period. The Company plans to continue to incur significant advertising and promotional expenses related to programs aimed at stimulating sales demand, but not to the extent incurred during the quarter ended December 31, 1997.

Research and Development Expenses

Research and development expenses for the quarter ended December 31, 1997, were $3.9 million, or 12 percent of net revenue, compared to $5.1 million, or 11 percent of net revenue, for the comparable prior year's quarter. The decrease in expense was principally the result of the Company's ongoing efforts to focus engineering on its primary core products. The Company believes that it must continue to make significant investments in research & development in order to effectively implement its product strategy.

Interest Expense

Net interest expense was $0.6 million for the quarter ended December 31, 1997 compared to $1.4 million for the comparable prior year's quarter. The decrease resulted primarily from a decrease in the average outstanding borrowings during the current quarter.

Liquidity and Capital Resources

The Company is in a turnaround situation which requires certain actions by Management which affect the business environment in which the Company operates. During fiscal 1997, the Company experienced a return to regular business terms with key suppliers, although some suppliers still require C.O.D. terms or security deposits.

During the quarter ended December 31, 1997, the Company raised approximately $36.5 million of additional capital primarily to fund operations and its sales and marketing programs aimed at stimulating sales demand. There can be no assurance that the Company will be successful in its attempts to raise additional capital. The Company's inability to raise additional capital would have an adverse effect on the Company's liquidity. Subsequent to December 31, 1997, the Company raised approximately $28.8 million of additional capital through the issuance of convertible preferred stock.

At December 31, 1997, the Company had cash and short-term investments of $12.7 million, compared to $7.1 million at September 30, 1997. The increase in cash resulted from the issuance of convertible preferred stock and exercise of outstanding stock purchase warrants during the quarter ended December 31, 1997. Borrowings under the Company's credit facilities amounted to $20.6 million at December 31, 1997 as compared to $23.3 million at September 30, 1996. The decrease in the borrowings resulted from reduced domestic borrowings and favorable foreign exchange benefits related to the Malaysian Ringitt on the Company's international borrowings. Mandatory redeemable warrants at December 31, 1997 were $6.7 million as compared to $14.1 million at September 30, 1997. The reduction resulted from the exercise of warrants and the termination of the redeemable feature in certain warrants during the quarter ended December 31, 1997. The Company improved its net worth to $13.5 million at December 31, 1997 as compared to $5.6 million at September 30, 1997. The improvement resulted primarily from proceeds related to the issuance of convertible preferred stock, the exercise of outstanding stock purchase warrants and the reclassification of mandatory redeemable warrants to equity, partially off-set by the net loss for during the quarter ended December 31, 1997.

The Company has financed its working capital needs through a combination of existing cash resources, asset-based borrowings, and a series of capital financing transactions. The Company's liquidity may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral and higher financing costs with regard to capital, and limitations in further equity funding without shareholder approval.

Accounts receivable totaled $21.3 million at December 31, 1997 compared to $19.5 million at September 30, 1997. The increase of $1.8 million was primarily attributable to increased net revenue during the current quarter as compared to the fiscal fourth quarter of 1997. Days sales outstanding in accounts receivable at December 31, 1997 was 60 days as compared to 68 days at September 30, 1997.

Inventory, net of reserves, was $32.6 million at December 31, 1997, an increase of $5.9 million, compared to the $26.7 million at September 30, 1997. The increase was primarily attributable to an increase in raw materials related to the new SparQ product. Inventory turnover at December 31, 1997 was 5 times.

On January 17, 1997, the Company renegotiated its domestic line of credit with a financial institution, continuing the existing terms and extending the line through March 7, 1998. In February 1998, the Company extended the line to May 7, 1998. The line provides for a limit on borrowings of the lesser of $30.0 million or a combination of 80 percent of eligible accounts receivable and 40 percent of eligible finished goods inventory. As of December 31,

1997, approximately $20.6 million of borrowings were outstanding under the line.

On December 31, 1997, the Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn Bhd (M), had a banking facility (the "facility") with a Malaysian financial institution expiring March 1998 and consisting of a line of credit for (RM) 17.5 million (approximately $4.5 million) and a term loan for (RM) 9.8 million (approximately $2.5 million). The subsidiary's building, equipment, inventory, and eligible receivables secure the facility. As of December 31, 1997, approximately $7.0 million of borrowings were outstanding against the facilities.

The Company raised significant financing during the quarter ended December 31, 1997. See Part II, Item 2 of this Form 10-Q. The Company will require additional equity funding which, if successful, will cause further dilution of the common stock. The ability to raise cash through further equity funding may require shareholder approval of an increase in the Company's authorized common stock, or to otherwise approve such equity funding.

For the three months ended December 31, 1997, the Company used $25.4 million in cash for operating activities and $1.5 million in capital expenditures.

Management believes, based upon the additional $28.8 million cash raised in February 1998, anticipated extension of its bank credit lines and available cash balances, it has sufficient cash resources to fund operations through the end of fiscal 1998. There can be no assurance that the Company will be successful in achieving its internal financial plan. The Company will need additional funds for promoting new products and working capital required to support increased sales and support the required investments in working capital. There can be no assurance, however, that additional financing will be available when needed, if at all, or on favorable terms. Failure to raise additional capital when needed or failing to renew the existing bank lines of credit will have a material adverse effect on the Company's liquidity.

NOTICE CONCERNING FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND LIQUIDITY:

Some of the statements made in this Form 10-Q are forward-looking in nature, including but not limited to the Company's product introduction and financing plans and other statements that are not historical facts. Forward-looking statements in this Form 10-Q include, without limitation-language in the form of one or more of the following words: "intend", "believe", "will", "may",

"anticipate", "plan", and "expect". The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrences of many events, some or all of which are not predictable or within the Company's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements. Many risks and forward-looking statements are inherent in the Company's industry; others are more specific to the Company's business. Risks related to the Company's business are described in the Company's Form 10-K, including risks associated with technology and product development, risks relating to new product introduction, manufacturing risks and acceptance of new products by the marketplace, changes in the Company's marketplace, preferred stock issuances and dilution, intellectual property matters, regulatory issues, liquidity issues, and risks associated with competition from other companies, as well as the following:

ONGOING RISK ISSUES

Market acceptance of the Company's products and access to capital continues to be paramount in ensuring a successful turnaround strategy. The Company's products are subject to increasing competition from several other removable-media data storage devices. In order to secure adequate market share, the Company must ensure that the functionality and quality of the product is effectively communicated to the marketplace. As a result, the Company needs sufficient capital to implement a marketing strategy that will adequately address the appropriate markets. The Company is also dependent on the successful production and sale of the SyJet, SparQ, and Quest product lines. Additionally, the decline in volumes and pricing on mature products will continue to have a negative impact on the Company's revenue. The Company historically has not carried a significant backlog of customer orders. Its customers tend to order product for immediate shipment and, consequently, the Company generally does not have visibility on order rates or demand for its products generally beyond thirty days. Critical to each of these factors is the Company's ability to attract additional investment capital. There can be no assurances that the Company will achieve these objectives.

DILUTION OF COMMON STOCK

At December 31, 1997, the Company had issued and outstanding 46 shares of Series 3 preferred stock, 57,155 share of Series 4 preferred stock, and 30,000 shares of Series 5 preferred stock. Several of the Company's financings have included significant warrant coverage which, when exercised, will result in significant proceeds to the Company. Assuming the conversion of all outstanding preferred stock, the exercise of existing warrants and the fulfillment of other existing commitments, a substantial portion of the Company's 240 million shares of authorized common stock would be committed. Should such conversions occur, further dilution of the common stock would result, and the Company would be required to seek approval of its stockholders to authorize additional shares.

UNCERTAIN PROFITABILITY

The Company continues to execute its turnaround plan, which includes adjusting operations to reduce losses and simplification of the business to improve efficiency. A successful turnaround and return to profitability are subject to the risks described herein and in the Company's Annual Report on form 10-K. Many of the risks are beyond the Company's control. There can be no assurance that the Company will execute its turnaround plan or that it will secure sufficient capital to withstand prolonged operating losses.

SHORTAGES OF CRITICAL COMPONENTS; ABSENCE OF SUPPLY CONTRACTS; SUPPLIER WORKOUTS

Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. The Company purchases all of its sole and limited source components and equipment pursuant to purchase orders placed from time-to-time, and has no guaranteed supply arrangements. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand, result in delays in product shipments, increase the Company's material or manufacturing costs, or cause an imbalance in the inventory level of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use a more readily available component, and such design modifications may result in increased costs and product performance problems. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced and in the future may continue to experience significant fluctuations in its quarterly operating results. Factors such as price reductions, the introduction and market acceptance of new products, product returns, the availability of critical components and the lower gross profits associated with the Company's newer products and decreasing demand for the Companies older products could contribute to this quarterly fluctuation. Moreover, the Company's expense levels are based, in part, on expectations of future sales levels, and a shortfall in expected sales could, therefore, result in a disproportionate decrease in the Company's financial performance. As a result of these and other factors, including possible further dilution, it is likely that the Company will continue to experience significant fluctuations in quarterly operating profits.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2, 1996) and Belleza, et al. v. Iftikar, et al. (filed May 24, 1996) have been brought in the United States District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through certain alleged material misrepresentations and omissions. In general, the litigation alleges insider trading by certain officers and directors of the Company, failures to disclose on a timely basis contamination problems in the SQ3270 drive, failure to disclose on a timely basis that the EZ135 drive could not be sold profitably given the cost of production, and the failure of certain of the Company's financial statements to reflect properly the value of inventory relating to those two drives. In January 1997, the federal court denied the motion of certain plaintiffs to be appointed lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") on the ground, inter alia, that the plaintiffs' published notice to the class did not constitute adequate notice of the litigation under the Reform Act. In July 1997, the federal court denied a motion for reconsideration of its prior order and directed the plaintiffs to issue a revised notice and/or amend their complaint by August 22, 1997, or be subject to a motion to dismiss or for summary judgement. Plaintiffs have informed the federal court that they elect to stand on the existing notice and Complaint.

  The third suit, a purported class action entitled Gary S. Kaufman v.
SyQuest Technology Inc., et al., was filed on March 25, 1996, in the Superior Court of the State of California for the County of Alameda (the "Kaufman Lawsuit"). The fourth purported class action, entitled Ravens, et al. v. Iftikar, et al., was filed on October 11, 1996 in the Superior Court of the State of California for the County of Alameda (the "Ravens Lawsuit"). The Kaufman Lawsuit and the Ravens Lawsuit (collectively the "State Court
Lawsuit") have been consolidated and a Consolidated Amended Complaint was filed on December 6, 1996. The allegations are essentially the same as in the Federal Lawsuits and seek unspecified damages and punitive damages on behalf of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. Pursuant to a Stipulation and Order entered on August 6, 1997, the State Court Lawsuit has been referred to mediation before a retired federal judge.

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

  The Company intends to defend the Federal Lawsuit, the State Court Lawsuit and the Derivative Lawsuit vigorously, but there can be no assurance as to what financial effect this litigation may have on the Company. If there is an adverse result, the Company does not expect any particular product line to be effected as the plaintiffs seek monetary, rather than injunctive relief. Nevertheless, a materially unfavorable outcome could have an adverse effect on the Company's financial condition, results of operations and cash flow. No loss contingency has been provided for these lawsuits as the amounts of any loss, if any, are not yet determinable or reasonably estimable.

  From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. Other than set forth in this prospectus, the Company is not engaged in any legal proceedings as of the date hereof which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.

  On December 3, 1997, SPARC International, Inc. filed a lawsuit in the United States District Court in and for the Northern District of California against the Company. The lawsuit alleges that the Company's use of the trademark SparQ in connection with its recently introduced SparQ removable cartridge hard drive product constitutes an infringement of the SPARC trademark owned by SPARC International, Inc. The complaint requests money damages and a preliminary and permanent injunction enjoining the Company from further infringement. On December 19, 1997, SPARC International, Inc. filed a motion seeking a preliminary injunction enjoining the Company from using the SparQ trademark on its removable cartridge hard drive products and requesting a hearing on January 26, 1998. The Company filed a motion requesting a later hearing date and a hearing date has been scheduled for March 23, 1998. The Company believes that it does not infringe any valid trademarks of SPARC International, Inc. and intends to defend itself against this action.

  On July 29, 1997, Iomega Corporation ("Iomega") initiated an action for patent and trademark infringement against SyQuest in the United States District Court for the District of Delaware. The suit alleges that SyQuest's SyJet and EZFlyer 230 products infringe United States Utility Patent No. 5, 644,444, entitled "Read/Write Protect Scheme for a Disk Cartridge and Drive", and that the cartridges sold by SyQuest for use with its SyJet and EZFlyer 230 products infringe United States Design Patent No. D378,518, entitled
"Computer Storage Disk Cartridge." The suit further alleges that SyQuest has infringed Iomega's claimed "Jet" trademark and engaged in unfair competition through the use of the "SyJet" name for one of it products. Iomega seeks a judgment of infringement, monetary damages and injunctive relief and discouragement of profits and trebled actual damages on the disputed products. Iomega also seeks exemplary damages and attorneys' fees based on SyQuest's alleged willful infringement of Iomega's patents and claimed trademark. SyQuest has filed an answer and counterclaim denying infringement and requesting a declaratory judgment that the patents-in-suit are invalid and not infringed. The case is in the early stages of discovery. In interrogatory responses served December 3, 1997, Iomega asserted that SyQuest's recently introduced SparQ product and not yet introduced Quest product infringe Iomega's design patent and that it is investigating whether it believes that the SparQ or Quest products infringe Iomega's utility patent. The Court has set a trial date of January 11, 1999. SyQuest believes it has meritorious defenses to Iomega's allegations and intends to defend the case vigorously.


  On or about June 10, 1997, the Company initiated litigation against Castlewood Systems, Inc. and eleven (11) former Company employees in Santa Clara Superior Court, No. 766757 asserting ten (10) causes of action, including claims for misappropriation of trade secrets, unfair competition, and breach of fiduciary duty. On or about July 16, 1997, Castlewood filed a Cross-Complaint against the Company, alleging three (3) causes of action (interference with prospective economic advantage; unfair competition; trade libel). The Complaint seeks money damages and an injunction from engaging is such conduct. Since that time, the parties have engaged exclusively in hearings before Thomas E. Schatzel, Esq., the Court-appointed Discovery Referee, to finalize the Company's identification of trade secrets in accordance with the requirements of the California Code of Civil Procedure (S) 2019 (d). The Company's Seconded Amended Identification of Trade Secrets was deemed acceptable by the Discovery Referee on October 20, 1997. Discovery has only recently begun, and there can be no assurance as to what financial effect this litigation may have on the Company.

  In 1996, the Company filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement. The Company initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. On January 27, 1997, the Company filed a Complaint in the United States District Court in Northern District of California against Nomai, S.A., Nomus, Inc., Marc Frouin, Herve Frouin, Electronique d2, and La Cie Ltd., entitled SyQuest Technology, Inc. v. Nomai, S.A. et al. (Case No. C97-0271 FMS) (the "Nomai Action") alleging patent and trademark infringement, misrepresentation, breach of contract and other claims. During April through June 1997, Nomus, Inc., Marc Frouin and Herve Frouin (collectively the "Nomai Parties") filed certain Cross-Complaints against the Company. The parties have engaged in discussions concerning the terms of a potential resolution to the Nomai Action. The Company and the Nomai Parties have resolved the claims alleged in the Nomai action on December 16, 1997, pursuant to a Settlement Agreement ("Settlement

Agreement"). In accordance with the Settlement Agreement, a stipulation to discuss the Company's Complaint and the Nomai's Parties' Cross-Complaint with prejudice was filed. The Nomai Action remains pending against defendants Electronique d2 and La Cie Ltd.

  On March 7, 1997, RKS Design, Inc. filed suit against the Company alleging that the Company failed to pay $48,394.21 of interest charges on fees charged for design services rendered with respect to its EZ Flyer and SyJet products. The suit requests damages including profits associated with these products, interest and attorneys' fees. The Company has filed a counterclaim asserting, inter alia, that no amount is owing to RKS, and that the Company is entitled to a refund of certain overpayments made to RKS. The Company does not believe that this claim will have a material adverse affect on the Company, or on its financial position or its results of operations.

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

ITEM 2. CHANGES IN SECURITIES, WARRANTS AND OPTIONS; POTENTIAL DILUTION AND ADVERSE IMPACT ON ADDITIONAL FINANCING

   As of December 31, 1997, the Company had outstanding options and warrants to purchase approximately 68,600,000 shares of Common Stock, at a weighted average exercise price of $2.755 per share. The exact number of shares of Common stock issuable upon conversion of the Series 4 Preferred Stock and the Series 5 Preferred stock (collectively, the "Preferred Stock") cannot be estimated with certainty because, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion, and there is no cap on the number of shares of Common Stock that may be issuable. The number of shares of Common Stock issuable upon conversion of the Preferred Stock is also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. Further, the Company may, at its election, choose to issue additional shares of Series 4 Preferred Stock in lieu of cash dividends due to the holders of the Series 4 Preferred Stock.

   To the extent that such options and warrants are exercised, and shares of Common Stock or Series 4 Preferred Stock are issued in lieu of cash dividends or convertible securities are converted, substantial dilution of the interests of the Company's stockholders is likely to result and the market price of the Common Stock may be materially adversely affected. Such dilution will be greater if the future market price of the Common Stock decreases as the number of conversion shares to be issued will increase. For the life of such warrants, options and convertible securities, the holders will have the opportunity to profit from a rise in the price of the underlying securities. The existence of such warrants, options and convertible securities is likely to affect materially and adversely the terms on which the Company can obtain additional financing, and the holders of such warrants, options and convertible securities can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such warrants, options and convertible securities. See Management's Discussion and Analysis at Liquidity and Capital resources.

   The Company has filed Registration Statements on Form S-8 under the Securities Act to register shares of Common Stock subject to stock options and to the Company's employee stock purchase plan that will permit the resale of such shares, subject to Rule 144 volume limitations applicable to affiliates of the Company and vesting restrictions. The Company has also registered the Common Stock issuable upon exercise of the warrants and conversion of the convertible securities pursuant to a prospectus included in Registration Statement Nos. 333-7369 and 333-17119 and 333-28225. Such registered shares can be sold without any holding period or sales volume limitations.

   During October and November, 1997, the Company issued Series 5 convertible preferred stock for approximately $10 million in proceeds and approximately 7 million of outstanding warrants were exercised resulting in approximately $26 million in proceeds to the Company. Further, the Company committed to issue 4.5 million new warrants to warrantholders in order to exercise outstanding warrants with terms and conditions substantially the same as other outstanding Series 5 warrants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 5, 1997, at a special stockholder meeting, the stockholders of the Company approved a proposal amending the existing certificate of incorporation to increase the authorized shares of the Company from 120 million to 240 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibit 27.1        Financial Data Schedule



                                    EXHIBITS

Exhibit
 Number                      Description of Document
-------  -----------------------------------------------------------------------

 3.1 Restated Certificate of Incorporation of the Company. Incorporate reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 1995.

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



                           SYQUEST TECHNOLOGY, INC.
                                 (Registrant)


                           By:  /s/  Edward L. Marinaro
                              -------------------------
                                Edward L. Marinaro
                                Chairman of the Board

Date:__________            By:  /s/ Bob L. Corey
                              -------------------
                                Bob L. Corey
                                Executive Vice President,
                                Finance &  Chief Financial Officer