Form 10-K405/A
period 1997-09-30
SYQUEST TECHNOLOGY INC
filed 1998-02-25
CIK 880865

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                           AMENDMENT NUMBER ONE

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

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specifically identified portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K, as amended.

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

ITEM 3. LEGAL PROCEEDINGS

  On December 3, 1997, SPARC International, Inc. filed a lawsuit in the United States District Court in and for the Northern District of California against the Company. The lawsuit alleges that the Company's use of the trademark SparQ in connection with its recently introduced SparQ removable cartridge hard drive product constitutes an infringement of the SPARC trademark owned by SPARC International, Inc. The complaint requests money damages and a preliminary and permanent injunction enjoining the Company from further infringement. On December 19, 1997, SPARC International, Inc. filed a motion seeking a preliminary injunction enjoining the Company from using the SparQ trademark on its removable cartridge hard drive products and requesting a hearing on January 26, 1998. The Company filed a motion requesting a later hearing date, and a hearing date has been scheduled for March 23, 1998. The Company believes that it does not infringe any valid trademarks of SPARC International, Inc. and intends to defend itself vigorously against this action.

  On July 29, 1997, Iomega Corporation ("Iomega") initiated an action for patent and trademark infringement against SyQuest in the United States District Court for the District of Delaware. The suit alleges that SyQuest's SyJet and EZFlyer 230 products infringe United States Utility Patent No. 5,644,444, entitled

"Read/Write Protect Scheme for a Disk Cartridge and Drive", and that the cartridges sold by SyQuest for use with its SyJet and EZFlyer 230 products infringe United States Design Patent No. Des. 378,518, entitled "Computer Storage Disk Cartridge." The suit further alleges that SyQuest has infringed Iomega's claimed "Jet" trademark and engaged in unfair competition through the use of the "SyJet" name for one of it products. Iomega seeks a judgment of infringement, monetary damages, injunctive relief, disgorgement of profits, trebled actual damages on the disputed products, and attorneys' fees. Iomega also seeks exemplary damages and attorneys' fees based on SyQuest's alleged willful infringement of Iomega's claimed trademark. SyQuest has filed an answer and counterclaim denying infringement and requesting a declaratory judgment that the patents-in-suit are invalid and not infringed. The case is in the early stages of discovery. In interrogatory responses served December 3, 1997, Iomega asserted that SyQuest's recently introduced SparQ product and not yet introduced Quest product infringe Iomega's design patent and that it is investigating whether it believes that the SparQ or Quest products infringe Iomega's utility patent. The Court has set a trial date of January 11, 1999. SyQuest believes it has meritorious defenses to Iomega's allegations and intends to defend the case vigorously.

  On or about June 10, 1997, the Company initiated litigation against Castlewood Systems, Inc. and eleven (11) former Company employees in Santa Clara Superior Court, No. 766757 asserting ten (10) causes of action, including claims for misappropriation of trade secrets, unfair competition, and breach of fiduciary duty. On or about July 16, 1997, Castlewood filed a Cross-Complaint against the Company, alleging three (3) causes of action (interference with prospective economic advantage; unfair competition; trade libel). The Company seeks money damages and an injunction from engaging in such conduct. Since that time, the parties have engaged exclusively in hearings before Thomas E. Schatzel, Esq., the Court-appointed discovery referee, to finalize the Company's identification of trade secrets in accordance with the requirements of the California Code of Civil Procedure (S) 2019 (d). The Company's Seconded Amended Identification of Trade Secrets was deemed acceptable by the Discovery Referee on October 20, 1997. Discovery has only recently begun, and there can be no assurance as to what impact this litigation may have on the Company.

  In 1996, the Company filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement. The Company initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. On January 27, 1997, the Company filed a Complaint in the United States District Court in Northern District of California against Nomai, S.A., Nomus, Inc., Marc Frouin, Herve Frouin, Electronique d2, and La Cie Ltd., entitled SyQuest Technology, Inc. v. Nomai, S.A. et al. (Case No. C97-0271 FMS) (the "Nomai Action") alleging patent and trademark infringement, misrepresentation, breach of contract and other claims. During April through June 1997, Nomus, Inc., Marc Frouin and Herve Frouin (collectively the "Nomai Parties") filed certain Cross-Complaints against the Company. The parties have engaged in discussions concerning the terms of a potential resolution to the Nomai Action. The Company and the Nomai Parties have resolved the claims alleged in the Nomai action on December 16, 1997, pursuant to a Settlement Agreement, ("Settlement Agreement"). In accordance with the Settlement Agreement a stipulation to dismiss the Company's complaint and the Nomai's Parties' cross-complaint with prejudice was filed. The Nomai Action remains pending against defendants Electronique d2 and La Cie Ltd.

  On, March 7, 1997, RKS Design, Inc. filed suit against the Company alleging that the Company failed to pay $48,394.21 of interest charges on fees charged for design services rendered with respect to its EZ Flyer and SyJet products. The suit requests damages including profits associated with these products, interest and attorneys' fees. The Company has filed a counterclaim asserting, inter alia, that no amount is owing to RKS, and that the Company is entitled to a refund of certain overpayments made to RKS. The Company does not believe that this claim will have a material adverse affect on the Company or its financial position or its results of operations.

  The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2, 1996) and Belleza, et al. v. Iftikar, et al. (filed May 24, 1996) have been brought in the United States District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21,

1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through certain alleged material misrepresentations and omissions and seek unspecified damages. In general, the litigation alleges insider trading by certain officers and directors of the Company, failures to disclose on a timely basis contamination problems in the SQ3270 drive, failure to disclose on a timely basis that the EZ135 drive could not be sold profitably given the cost of production, and the failure of certain of the Company's financial statements to reflect properly the value of inventory relating to those two drives. In January 1997, the federal court denied the motion of certain plaintiffs to be appointed lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") on the ground, inter alia, that the plaintiffs' published notice to the class did not constitute adequate notice of the litigation under the Reform Act. In July 1997, the federal court denied a motion for reconsideration of its prior order and directed the plaintiffs to issue a revised notice and/or amend their complaint by August 22, 1997, or be subject to a motion to dismiss or for summary judgement. Plaintiffs have informed the Court that they elect to stand on the existing notice and complaint.

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

  On May 14, 1996, the Company was served with a shareholder derivative action filed in Alameda County, California, Superior Court entitled John Nitti, et al. v. Syed Iftikar, et al (the "Derivate Lawsuit"). On July 22, 1996, plaintiffs filed an amended complaint. The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. Counsel for plaintiffs in the Derivative Lawsuit are participating in the mediation ordered for the State Court Lawsuit that is described above.

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

                                        YEARS ENDED SEPTEMBER 30,
                              ------------------------------------------------
                                1997      1996       1995      1994     1993
                              --------  ---------  --------  -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 RESULTS OF OPERATIONS DATA:
Net revenue.................. $122,723  $ 200,407  $299,544  $221,001 $206,362
Gross profit (loss)..........     (901)   (48,286)   51,047    60,659   75,281
Income (loss) from
 operations..................  (63,971)  (130,676)  (17,109)    5,126   19,278
Net income (loss)............ $(68,671) $(136,651) $(11,786) $  5,405 $ 15,212
INCOME (LOSS) PER SHARE(1):
Basic income (loss).......... $  (2.25) $  (12.38) $  (1.07) $   0.49 $   1.32
Diluted income (loss)........ $  (2.25) $  (12.38) $  (1.07) $   0.46 $   1.23
Weighted average number of
 shares outstanding..........   34,815     11,497    11,063    11,647   12,340

                                             YEARS ENDED SEPTEMBER 30,
                                      ----------------------------------------
                                       1997    1996     1995    1994    1993
                                      ------ --------  ------- ------- -------
                                                  (IN THOUSANDS)
CONSOLIDATED FINANCIAL CONDITION
 DATA:
Working capital...................... $1,436 $(37,351) $62,340 $72,652 $69,638
Total assets......................... 82,649   75,181  164,684 139,501 120,503
Total long-term debt.................  4,024   20,971      --      --      --
Total stockholders' equity
 (deficit)...........................  5,613  (30,353)  83,188  90,845  89,544

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

  The following table sets forth in summary form the Company's material financing activities from June 1996 through October 1997. The terms of these financings are described in seven of the Company's Current Reports on Form 8-K dated, respectively, June 14, 1996, October 31, 1996, November 11, 1996, February 28, 1997, May 30, 1997, August 4, 1997, and October 4, 1997.

                                                                              RESULTING
                                                  PREFERRED      GROSS          COMMON       WARRANTS
    DATE             SERIES/TRANSACTION            SHARES       PROCEEDS        SHARES        ISSUED
    ----             ------------------           ---------   ------------    ----------    ----------
    6/96    7% Cumulative Convertible Preferred     20,000(2) $ 20,000,000    10,301,708           --
             Stock, Series 1
    7/96    6% Convertible Subordinated                --     $  7,700,000(5)        --            --
             Debenture(1)
 9/96-10/96 Various Debt to Equity exchanges           --       24,440,000(5)  8,047,269           --
 2/97-4/97
   10/96    Cumulative Convertible Preferred         5,500(2) $  5,500,000     3,289,981     1,096,660
             Stock, Series 1
   10/96    5% Cumulative Convertible Preferred     24,500(2) $ 24,500,000    12,440,447     4,146,816
             Stock, Series 2
   11/96    Common Stock Sale                          --     $  8,500,000     1,500,000     1,875,000
    4/97    5% Cumulative Convertible Preferred     50,000    $  5,000,000     2,485,070     5,000,000
             Stock, Series 3
    5/97    5% Cumulative Convertible Preferred    280,000(3) $ 28,000,000    10,069,645    28,000,000
             Stock, Series 4
    8/97    Common Stock Sale                          --     $  3,500,000     1,382,716     3,500,000
 9/97-10/97 Convertible Preferred Stock, Series 5   30,000(4) $ 30,000,000           --     21,000,000
                                                   -------    ------------    ----------    ----------
            Total                                  410,000    $157,140,000    49,516,836(6) 64,618,476
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

  The revenue, operating loss and loss per share for the four quarter of fiscal 1997 are presented below to illustrate the quarterly fluctuations during the most recent fiscal year. The loss per share has been recalculated in order to be presented on a consistent basis with the re-statement discussed in footnote Number 10 and the Consolidated Financial Statements.The change in the presentation of the earnings per share had no impact on the reported operating loss for the periods presented.

                                            Q1        Q2        Q3       Q4
                                         --------  --------  --------  -------
                                             (THE TABLE IS PRESENTED IN
                                                     MILLIONS,
                                          EXCEPT FOR LOSS PER SHARE DATA)
   Revenue.............................. $   48.3  $   16.8  $   31.7  $  25.9
   Net Loss............................. $   (6.8) $  (33.7) $  (10.7) $ (17.5)
   Basic and Diluted Loss per share..... $  (0.86) $  (1.31) $  (0.31) $ (0.33)
   Weighted average shares..............   14,673    26,206    44,054   53,806

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

  During the fiscal year ended September 30, 1997, approximately $74.1 million of cash was used for operating activities and approximately $6 million of cash was used for capital expenditures. Management believes, based upon the additional $36.0 million cash raised in the first quarter of fiscal 1998, anticipated extension of its bank credit lines and available cash balances, it has sufficient cash resources to fund operation through the end of fiscal 1998. There can be no assurance that the Company will be successful in achieving its internal financial plan. The Company may need additional funds for promoting new products and working capital required to support increased sales and support the required investments in accounts receivable and inventory. Management's financial plans for fiscal 1998 anticipate raising additional equity capital primarily through exercise of currently outstanding 30 million warrants issued in conjunction with previously completed financial transactions. If these outstanding warrants were to be exercised the Company would receive cash proceeds of approximately $90 million, however, the outstanding warrants do not include any demand or call provisions. Management may have to entice existing warrant holders to exercise their warrants by offering discounts to the contractual exercise price and/or issuing exchange warrants at market or negotiated discount exercise prices. Management believes it has sources of equity capital beyond the exercise of currently outstanding warrants through issuance of additional convertible preferred stock or issuance of a debt instrument such as a convertible debenture. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions. If results of operations for fiscal 1998 do not meet management's expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures so as not to require additional capital. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company's products, the quality of product development efforts, availability of critical components, management of working capital, and continuation of normal payment terms and conditions for purchase of materials and services.

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

RELIANCE ON MANUFACTURING RELATIONSHIPS; NOMAI LAWSUITS

  The Company plans to continue to use independent parties such as Nomai, S.A. ("Nomai") to manufacture for the Company a portion of the Company's components. The Company currently has manufacturing relationships for cartridges and others for manufacture and subassembly of components.

  In January of 1997, the Company filed a suit against Nomai and certain other defendants in the United States District Court for the Northern District of California alleging, among other things, patent infringement and violation of trademark and unfair competition laws. During April through June 1997, the Nomai Parties filed certain cross-complaints against the Company alleging, among other things, breach of contract and violations of the unfair competition laws. The Company and the Nomai parties have entered into a Settlement Agreement (the "Settlement Agreement") and a stipulation to dismiss the Company's Complaint and the Nomai Parties' Cross-Complaint with prejudice has been filed. The Nomai Action remains pending against other defendants.

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

   (1)                                        Q1       Q2       Q3       Q4
   ---                                      -------  -------  -------  -------
   Revenue................................. $  48.3  $  16.8  $  31.7  $  25.9
   Net Loss................................ $  (6.8) $ (33.7) $ (10.7) $ (17.5)
   Basic and Diluted Loss Per Share........ $ (0.86) $ (1.31) $  (.31) $  (.33)
   Weighted average shares.................  14,673   26,206   44,054   53,806

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

  On December 3, 1997, SPARC International, Inc. filed a lawsuit in the United States District Court in and for the Northern District of California against the Company. The lawsuit alleges that the Company's use of the trademark SparQ in connection with its recently introduced SparQ removable cartridge hard drive product constitutes an infringement of the SPARC trademark owned by SPARC International, Inc. The complaint requests money damages and a preliminary and permanent injunction enjoining the Company from further infringement. On December 19, 1997, SPARC International, Inc. filed a motion seeking a preliminary injunction enjoining the Company from using the SparQ trademark on its removable cartridge hard drive products and requesting a hearing on January 26, 1998. The Company filed a motion requesting a later hearing date, and a hearing date has been scheduled for March 23, 1998. The Company believes that it does not infringe any valid trademarks of SPARC International, Inc. and intends to defend itself vigorously against this action.

  On July 29, 1997, Iomega Corporation ("Iomega") initiated an action for patent and trademark infringement against SyQuest in the United States District Court for the District of Delaware. The suit alleges that SyQuest's SyJet and EZFlyer 230 products infringe United States Utility Patent No. 5,644,444, entitled "Read/Write Protect Scheme for a Disk Cartridge and Drive", and that the cartridges sold by SyQuest for use with its SyJet and EZFlyer 230 products infringe United States Design Patent No. Des. 378,518, entitled "Computer Storage Disk Cartridge." The suit further alleges that SyQuest has infringed Iomega's claimed "Jet" trademark and engaged in unfair competition through the use of the "SyJet" name for one of it products. Iomega seeks a judgment of infringement, monetary damages, injunctive relief, disgorgement of profits, treble actual damages on the disputed products, and attorneys' fees. Iomega also seeks exemplary damages and attorneys' fees based on SyQuest's alleged willful infringement of Iomega's claimed trademark. SyQuest has filed an answer and counterclaim denying infringement and requesting a declaratory judgment that the patents-in-suit are invalid and not infringed. The case is in the early stages of discovery. In interrogatory responses served December 3, 1997, Iomega asserted that SyQuest's recently introduced SparQ product and not yet introduced Quest product infringe Iomega's design patent and that it is investigating whether it believes that the SparQ or Quest products infringe Iomega's utility patent. The Court has set a trial date of January 11, 1999. SyQuest believes it has meritorious defenses to Iomega's allegations and intends to defend the case vigorously.

  On or about June 10, 1997, the Company initiated litigation against Castlewood Systems, Inc. and eleven (11) former Company employees in Santa Clara Superior Court, No. 766757 asserting ten (10) causes of action, including claims for misappropriation of trade secrets, unfair competition, and breach of fiduciary duty. On or about July 16, 1997, Castlewood filed a Cross-Complaint against the Company, alleging three (3) causes of action (interference with prospective economic advantage; unfair competition; trade libel). The Company seeks money damages and an injunction from engaging in such conduct. Since that time, the parties have engaged exclusively in hearings before Thomas E. Schatzel, Esq., the Court-appointed discovery referee, to finalize the Company's identification of trade secrets in accordance with the requirements of the California Code of Civil Procedure (S) 2019 (d). The Company's Seconded Amended Identification of Trade Secrets was deemed acceptable by the Discovery Referee on October 20, 1997. Discovery has only recently begun, and there can be no assurance as to what impact this litigation may have on the Company.

  In 1996, the Company filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement. The Company initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. On January 27, 1997, the Company filed a Complaint in the United States District Court in Northern District of California against Nomai, S.A., Nomus, Inc., Marc Frouin, Herve Frouin, Electronique d2, and La Cie Ltd., entitled SyQuest Technology, Inc. v. Nomai, S.A. et al. (Case No. C97-0271

FMS) (the "Nomai Action") alleging patent and trademark infringement, misrepresentation, breach of contract and other claims. During April through June 1997, Nomus, Inc., Marc Frouin and Herve Frouin (collectively the "Nomai Parties") filed certain Cross-Complaints against the Company. The parties have engaged in discussions concerning the terms of a potential resolution to the Nomai Action. The Company and the Nomai Parties have resolved the claims alleged in the Nomai action on December 16, 1997, pursuant to a Settlement Agreement, ("Settlement Agreement"). In accordance with the Settlement Agreement a stipulation to dismiss the Company's complaint and the Nomai's Parties' cross-complaint with prejudice was filed. The Nomai Action remains pending against defendants Electronique d2 and La Cie Ltd.

  On, March 7, 1997, RKS Design, Inc. filed suit against the Company alleging that the Company failed to pay $48,394.21 of interest charges on fees charged for design services rendered with respect to its EZ Flyer and SyJet products. The suit requests damages including profits associated with these products, interest and attorneys' fees. The Company has filed a counterclaim asserting, inter alia, that no amount is owing to RKS, and that the Company is entitled to a refund of certain overpayments made to RKS. The Company does not believe that this claim will have a material adverse affect on the Company or its financial position or its results of operations.


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

SECURITIES CLASS LITIGATION AND DERIVATIVE LITIGATION

  The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2, 1996) and Belleza, et al. v. Iftikar, et al. (filed May 24, 1996) have been brought in the United States District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through certain alleged material misrepresentations and omissions. In general, the litigation alleges insider trading by certain officers and directors of the Company, failures to disclose on a timely basis contamination problems in the SQ3270 drive, failure to disclose on a timely basis that the EZ135 drive could not be sold profitably given the cost of production, and the failure of certain of the Company's financial statements to reflect properly the value of inventory relating to those two drives. In January 1997, the Court denied the motion of certain plaintiffs to be appointed lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") on the ground, inter alia, that the plaintiffs' published notice to the class did not constitute adequate notice of the litigation under the Reform Act. In July 1997, the Court denied a motion for reconsideration of its prior order and directed the plaintiffs to issue a revised notice and/or amend their complaint by August 22, 1997, or be subject to a motion to dismiss or for summary judgement. Plaintiffs have informed the Court that they elect to stand on the existing notice and complaint.

  The third suit is a purported class action entitled Gary S. Kaufman v. SyQuest Technology Inc., et al. was filed on March 25, 1996, in the Superior Court of the State of California for the County of Alameda (the "Kaufman Lawsuit"). The fourth purported class action, entitled Ravens, et al. v. Iftikar, et al., was filed on October 11, 1996, in the Superior Court of the State of California for the County of Alameda (the "Ravens Lawsuit"). The Kaufman Lawsuit and the Ravens Lawsuit (collectively the "State Court Lawsuit") have been consolidated and a Consolidated Amended Complaint was filed on December 6, 1996. The allegations are essentially the same as in the Federal Lawsuit and seek unspecified damages and punitive damages on behalf of all persons who purchased the Company's Common Stock from October 21, 1994 and February 1, 1996. Pursuant to a Stipulation and Order entered on August 6, 1997, the State Court Lawsuit has been referred to mediation before a retired federal judge.

  On May 14, 1996, the Company was served with a shareholder derivative action filed in Alameda County, California, Superior Court entitled John Nitti, et al. v. Syed Iftikar, et al (the "Derivative Lawsuit"). On July 22, 1996, plaintiffs filed an amended complaint. The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. Counsel for plaintiffs in the Derivative Lawsuit are participating in the mediation ordered for the State Court Lawsuit described above.

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

  From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. Other than as set forth in this prospectus, the Company is not engaged in any legal proceedings as of the date hereof which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For the years ended September 30, 1997, 1996, and 1995

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Price Waterhouse LLP, Independent Accountants...................   30
Report of Ernst & Young LLP, Independent Auditors.........................   31
Consolidated Statement of Financial Condition--September 30, 1997, and
 1996.....................................................................   32
Consolidated Statement of Results of Operations--Years Ended September 30,
 1997, 1996, and 1995.....................................................   33
Consolidated Statement of Stockholders' Equity--Years Ended September 30,
 1997, 1996, and 1995.....................................................   34
Consolidated Statement of Cash Flows--Years Ended September 30, 1997,
 1996, and 1995...........................................................   35
Notes to Consolidated Financial Statements................................   37

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

  Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated December 29, 1997, the Company, as discussed in Note 14, paragraph 3, has continued to experience operating losses that have adversely affected the Company's reported results of operations for the first fiscal quarter of 1998. Note 1, paragraphs 4 through 7, describe management's plans to address these issues.

Price Waterhouse LLP

San Jose, California

December 29, 1997, except for
  Note 14, paragraph 3 as to
  which the date is
  February 17, 1998.

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

  Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated December 11, 1996, the Company, as discussed in Note 1 "Basis of Presentation", paragraph 5, has experienced operating losses and a reduction in revenues that has adversely affected the Company's reported results of operations for the first two fiscal quarters of 1997. Note 1 "Basis of Presentation", paragraph 5, describes management's plans to address these issues.

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

Presentation", paragraph 5 as to which the date is June 27, 1997

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
                                                      ========      =========


                            See accompanying notes.

                            SYQUEST TECHNOLOGY, INC.

                CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                                              YEARS ENDED SEPTEMBER 30,
                                          ------------------------------------
                                             1997        1996         1995
                                          ----------- -----------  -----------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Net revenue.............................. $  122,723  $   200,407  $  299,544
Cost of revenue..........................    123,624      248,693     248,497
                                          ----------  -----------  ----------
Gross Profit (loss)......................       (901)     (48,286)     51,047
Operating Expenses:
  Selling, general and administrative....     45,074       51,743      44,264
  Research and development...............     17,996       25,920      23,892
  Restructuring costs....................        --         4,727         --
                                          ----------  -----------  ----------
Total operating expenses.................     63,070       82,390      68,156
Loss from operations.....................    (63,971)    (130,676)    (17,109)
Interest income/(expense)................     (4,350)      (1,037)      1,134
Other income/expense.....................        --        (1,938)        468
                                          ----------  -----------  ----------
Net Loss before income taxes.............    (68,321)    (133,651)    (15,507)
  Provision for Income Taxes.............       (350)      (3,000)      3,721
Net Loss.................................    (68,671)    (136,651)    (11,786)
                                          ----------  -----------  ----------
Embedded Yield on Preferred Stock........     (5,300)      (5,682)        --
Preferred Stock Dividend.................     (1,991)         --          --
Valued Assigned to Warrants..............     (2,550)         --          --
                                          ----------  -----------  ----------
Net Loss applicable to common stock
 holders.................................    (78,512)    (142,333)    (11,786)
                                          ==========  ===========  ==========
Basic and Diluted Loss per share......... $    (2.25) $    (12.38) $    (1.07)
                                          ==========  ===========  ==========
Common and common equivalent shares used
 in computing per share amounts..........     34,815       11,497      11,063
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

 Basis of Presentation

  The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Over the last two years the Company has experienced aggregate consolidated net losses of $205,322,000 including a net loss of $68,671,000 for the year ended September 30, 1997. Working capital at September 30, 1997 was $1,436,000 as compared to ($37,351,000) at September 30, 1996.

  The Company is in a turnaround situation which necessitates certain action by Management which affect the business environment in which the Company operates. The Company continues to face significant risks associated with successful execution of its turnaround strategy. These risks include, but are not limited to technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition form existing and new competitors which may enter the marketplace and retention of key personnel.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

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

  As disclosed in Forms 10-Q filed with the SEC for the first and second fiscal quarters of 1997, the Company released its results from continuing operations and its financial condition through March 31, 1997. Such Forms 10-Q address the Company's operating losses, decrease in revenues, subsequent financing and management's plans to continue to reduce costs, increase revenues and obtain additional financing.

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

 Inventories

  Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified.

 Net Plant, Property and Equipment

  Net plant, property and equipment is stated on the basis of cost. Equipment is depreciated over the estimated useful lives (three to five years) of the assets using the straight-line method. Property and leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the lease.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


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

 Loss Per Share

  Loss per share for years ending September 30, 1997, 1996, and 1995 is based on the weighted average number of shares of common stock outstanding. All other common equivalent shares were antidilutive. In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 128 (SFAS

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

128), "Earnings per Share". SFAS 128 is effective for fiscal years ending after December 15, 1997. The statement redefines earnings per share under Generally Accepted Accounting Principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Approximately,
74.9 million, 6.4 million, and 2.2 million of potentially dilutive shares for 1997, 1996 and 1995, respectively, have not been included in the computation of diluted earnings per share as they would have been antidilutive for the periods presented. The Company has restated earnings per share to comply with the new standard.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


2. BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

  The Company operates in one business segment, the development, production and marketing of removable cartridge Winchester disk drives and associated cartridges. The Company has a manufacturing facility in Penang, Malaysia which produces the majority of the Company's drives and cartridges. The Company sells primarily to distributors in the personal computer market. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. For the year ended, September 1997, one customer accounted for approximately 16% of the Company's worldwide revenues.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

  During fiscal years 1997 and 1996, the Company converted approximately $33.0 million in accounts payable and purchase commitments with certain suppliers to notes payable. The notes, which bear interest at a rate of 10%, are scheduled to be repaid by September 1998. Additionally, during the same period, the Company converted approximately $30 million of accounts payable to equity.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


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
                                                             ========  ========

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

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

  In October 1996, the Company issued 5,500 shares of its Cumulative Convertible Preferred Stock, Series 1 ("Convertible Preferred Stock") for proceeds of $5,500,000. In order to minimize the discount to market present in the "Series 1" financing, the "Convertible Preferred Stock" included warrant coverage to acquire 550,000 shares of the Company's Common Stock at an exercise price of $5.50 per share. The "Convertible Preferred Stock" was convertible at the lessor of $6.50 per share or 85% of the average market price for the 5 trading days immediately preceding conversion. In addition to the warrants noted above, the holders of the Series 1 Preferred Stock were entitled to receive, for every three shares of Common Stock acquired through conversion, a warrant to purchase one share of Common Stock at an exercise price equal to the lesser of $7.15per share or 110% of the average market price for the 5 trading days immediately preceding conversion. All "Series 1" warrants expire three years after the date of issue. At September 30, 1997, all of the "Convertible Preferred Stock" had been converted into approximately 3,289,981 shares of the Company's Common Stock.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

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

  In May 1997, the Company issued 280,000 shares of its 5% Cumulative Convertible Preferred Stock, Series 4 ( "Series 4") for proceeds of $28,000,000. The "Series 4" stock is convertible at the greater of the arithmetical average of the closing sale prices of the Common Stock for the 5 trading days immediately preceding the conversion or 90% of the closing sale price the day before the conversion, but in no event greater than $2.3438 The "Series 4" Stock included warrant coverage to acquire 28,000,000 shares of the Company's Common Stock. The "Series 4" stock also contained a 5% cumulative dividend payable in cash or common stock at the option of the Company. At September 30, 1997, 25,000 shares of the "Series 4" stock have been converted into approximately 1,386,500 shares of the Company's Common Stock. Refer to the Company's May 30, 1997 8-K for a more detailed description of the "Series 4" transaction. The exercise price (the "Exercise Price")of the Warrants will be the greater of the arithmetical average of the closing sales price per share of common stock on the five consecutive trading days preceding the delivery of the Exercise Notice (as defined below) and 90% of such closing sale price on the day immediately prior to the delivery of the Exercise Notice, but in any event not greater than $3.0469 per share. (The Warrants issued to the Purchasers are not exercisable until the lapse of a period ending on the sixty-fifth day after such Purchaser delivers a notice to Registrant designating an aggregate number of Warrant Shares to be purchased. Once such notice is given and the 65-dayperiod has passed, a Purchaser may exercise its Warrant up to the number of shares designated in the 65-day notice by providing further notice to Registrant that the Purchaser is exercising the Warrant (the "Exercise Notice"). The Warrants expire seven years from the date of each Purchaser's respective Agreement.)

  In September, 1997, the Company issued 20,000 shares of its Convertible Preferred Stock Series 5 ( "Series 5") for proceeds of $20,000,000. The "Series 5" stock is convertible at the greater of the arithmetical average of the closing sale prices of the Common Stock for the 5 trading days immediately preceding the conversion or 90% of the closing sale price the day before the conversion, but in no event greater than $3.0469. The "Series 5" Stock included warrant coverage to acquire 14,000,000 shares of the Company's Common Stock at an exercise price equal to the greater of the arithmetical average of the closing sale price of the Common Stock for the 5 trading days immediately preceding the exercise of the warrants or 90% of the closing sale price of the Common Stock on the day immediately prior to the exercise of the warrants, but in no event greater than $3.0469 per share. The warrants expire seven years from the date of issuance. At September 30, 1997, none of the "Series 5" stock had been converted.

  Holders of the Company's Preferred Stock have no voting rights. In the event of a voluntary or involuntary liquidation, the holders of the Preferred Stock have a liquidation preference over the holders of the Company's Common Stock.

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


 9. MANDATORILY REDEEMABLE SECURITIES

  The Series 3 and Series 4 warrants noted above and certain warrants issued with common stock contain a mandatory redemption feature whereby in the event of an unsolicited tender offer for the majority of the Company's then outstanding Common Stock ("change in control"), at the option of the warrant holder, the warrants become redeemable for the cash value of the warrants. The warrant agreement specifies the methodology to be used to determine the cash value in the event of a change in control. Consequently, at September 30, 1997, the fair value of the warrants has been classified as a liability on the Consolidated Statement of Financial Condition.

  The Series 5 warrants contain a clause whereby if the Company is unable to provide sufficient shares of the Company's Common Stock to completely fulfill the exercise of the warrants, then the Company must pay the warrant holder the fair market value of the Company's Stock within 30 days of the receipt of the exercise notice of the warrants. Consequently, at September 30, 1997, the fair value of the warrants has been classified as temporary equity on the Consolidated Statement of Financial Condition. This clause was removed as a result of the shareholder vote discussed further at the subsequent events footnote at note 14.

  The financial statements for the year ended September 30, 1997 reflect the classification of the fair value assigned to warrants issued during the year (that were subject to the mandatory redemption features noted above) as mandatorily redeemable warrants on the Consolidated Statement of Financial Condition. Total Stockholders' Equity on the Consolidated Statement of Financial Condition at September 30, 1997 has been reduced by the fair value assigned to warrants of $14.1 million to $5.6 million. The fair value assigned to the warrants is based on an independent appraisal received by the Company.

10. RESTATEMENT (UNAUDITED)

  The independent appraisal received by the Company resulted in a significant reduction in the value originally assigned to the warrants issued in conjunction with the convertible preferred stock. The fair value of warrants issued in connection with certain mandatorily redeemable Preferred Stock has been reflected as reducing the income available to common shareholders for the purposes of the earnings per share computation. Previously, the Company had included the fair value of warrants issued in conjunction with all Preferred Stock in the determination of the earnings per share. Accordingly, the reported net loss per share has been re-stated to reduce the net loss per share for the year and quarters affected as follows.

                                          Q1      Q2     Q3     Q4     YTD
                                        ------  ------  -----  -----  ------
      Basic and Diluted loss per share
       as reported..................... $ (.86) $(1.31) $(.80) $(.54) $(3.34)
      Change to net loss per share.....    --      --     .49    .21    1.09
      Revised Basic and Diluted loss
       per share....................... $ (.86) $(1.31) $(.31) $(.33) $(2.25)

  The re-statement did not impact the reported net loss or cash flows of the Company during the year ended September 30, 1997.

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


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

OUTSTANDING AND EXERCISABLE BY OPTION RANGE

                                                 WEIGHTED
                                                  AVERAGE   WEIGHTED
                                                 REMAINING  AVERAGE    NUMBER
RANGE OF                              NUMBER    CONTRACTUAL EXERCISE VESTED AND
EXERCISE PRICE                      OUTSTANDING    LIFE      PRICE   EXERCISABLE
--------------                      ----------- ----------- -------- -----------
$2.5938 -- $3.873 .................  3,298,359    4 years      3.32    727,036
$0.30   -- $12.50 .................  2,683,540    4 years    5.5463    758,662

  The Company's calculations were made using the following weighted average assumptions:

   SEPTEMBER 30,                                                1997     1996
   -------------                                               -------  -------
   Expected life.............................................. 2 years  2 years
   Risk-free interest rate....................................    6.13%    6.12%
   Volatility.................................................   57.14%   56.99%
   Dividend yield.............................................       0%       0%

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


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

PRO FORMA NET LOSS AND NET LOSS PER SHARE

  Had the Company recorded compensation expense based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under the 1991 and 1992 Stock Option Plans and the Employee Stock Purchase Plan, the Company's pro forma net loss and net loss per share for the years ended September 30, 1997 and 1996, would have been as follows:

   SEPTEMBER 30,                                           1997        1996
   -------------                                         ---------  ----------
                                                         IN THOUSANDS EXCEPT
                                                            PER SHARE DATA
   Pro forma net (loss)................................. $ (69,702) $ (138,355)
   Pro forma basic and diluted (loss) per share.........     (2.28)     (12.53)

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

                           SYQUEST TECHNOLOGY, INC.

                              SEPTEMBER 30, 1997


13. LITIGATION

  The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2, 1996) and Belleza, et al. v. Iftikar, et al. (filed May 24, 1996) have been brought in the United States District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuit"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuit. The plaintiffs in the Federal Lawsuit purport to represent a class of all persons who purchased the Company's Common Stock between October 21, 1994 and February 1, 1996. The Federal Lawsuit alleges that the defendants violated the federal securities laws through certain alleged material misrepresentations and omissions. In general, the litigation alleges insider trading by certain officers and directors of the Company, failures to disclose on a timely basis contamination problems in the SQ3270 drive, failure to disclose on a timely basis that the EZ135 drive could not be sold profitably given the cost of production, and the failure of certain of the Company's financial statements to reflect properly the value of inventory relating to those two drives. In January 1997, the Court denied the motion of certain plaintiffs to be appointed lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") on the ground, inter alia, that the plaintiffs' published notice to the class did not constitute adequate notice of the litigation under the Reform Act. In July 1997, the Court denied a motion for reconsideration of its prior order and directed the plaintiffs to issue a revised notice and/or amend their complaint by August 22, 1997, or be subject to a motion to dismiss or for summary judgement. Plaintiffs have informed the Court that they elect to stand on the existing notice and complaint.

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

  On May 14, 1996, the Company was served with a shareholders derivative action filed in Alameda County, California, Superior Court entitled John Nitti, et al. v. Syed Iftikar, et al (the "Derivative Lawsuit"). On July 22, 1996, plaintiffs filed an amended complaint. The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. Counsel for plaintiffs in the Derivative Lawsuit are participating in the mediation ordered for the State Court Lawsuit described above.

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

  From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. Other than set forth below, the Company is not engaged in any legal proceedings as of the date hereof which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.



  On December 3, 1997, SPARC International, Inc. filed a lawsuit in the United States District Court in and for the Northern District of California against the Company. The lawsuit alleges that the Company's use of the trademark SparQ in connection with its recently introduced SparQ removable cartridge hard drive product constitutes an infringement of the SPARC trademark owned by SPARC International, Inc. The complaint requests money damages and a preliminary and permanent injunction enjoining the Company from further infringement. On December 19, 1997, SPARC International, Inc. filed a motion seeking a preliminary injunction enjoining the Company from using the SparQ trademark on its removable cartridge hard drive products and requesting a hearing on January 26, 1998. The Company believes that it does not infringe any valid trademarks of SPARC International, Inc. and intends to defend itself vigorously against this action.

  On July 29, 1997, Iomega Corporation ("Iomega") initiated an action for patent and trademark infringement against SyQuest in the United States District Court for the District of Delaware. The suit alleges that SyQuest's SyJet and EZFlyer 230 products infringe United States Utility Patent No. 5,644,444, entitled "Read/Write Protect Scheme for a Disk Cartridge and Drive", and that the cartridges sold by SyQuest for use with its SyJet and EZFlyer 230 products infringe United States Design Patent No. Des. 378,518, entitled "Computer Storage Disk Cartridge." The suit further alleges that SyQuest has infringed Iomega's claimed "Jet" trademark and engaged in unfair competition through the use of the "SyJet" name for one of it products. Iomega seeks a judgment of infringement, monetary damages, injunctive relief, disgourgement of profits, treble actual damages on the disputed products, and attorney's fees. Iomega also seeks exemplary damages and attorneys' fees based on SyQuest's alleged willful infringement of Iomega's claimed trademark. SyQuest has filed an answer and counterclaim denying infringement and requesting a declaratory judgment that the patents-in-suit are invalid and not infringed. The case is in the early stages of discovery. In interrogatory responses served December 3, 1997, Iomega asserted that SyQuest's recently introduced SparQ product and not yet introduced Quest product infringe Iomega's design patent and that it is investigating whether it believes that the SparQ or Quest products infringe Iomega's utility patent. The Court has set a trial date of January 11, 1999. SyQuest believes it has meritorious defenses to Iomega's allegations and intends to defend the case vigorously.

  On or about June 10, 1997, the Company initiated litigation against Castlewood Systems, Inc. and eleven (11) former Company employees in Santa Clara Superior Court, No. 766757 asserting ten (10) causes of action, including claims for misappropriation of trade secrets, unfair competition, and breach of fiduciary duty. On or about July 16, 1997, Castlewood filed a Cross-Complaint against the Company, alleging three (3) causes of action (interference with prospective economic advantage; unfair competition; trade libel). The Company seeks money damages and an injunction from engaging in such conduct. Since that time, the parties have engaged exclusively in hearings before Thomas E. Schatzel, Esq., the Court-appointed discovery referee, to finalize the Company's identification of trade secrets in accordance with the requirements of the California Code of Civil Procedure (S) 2019 (d). The Company's Seconded Amended Identification of Trade Secrets was deemed acceptable by the Discovery Referee on October 20, 1997. Discovery has only recently begun, and there can be no assurance as to what impact this litigation may have on the Company.

  In 1996, the Company filed suit against Nomai, S.A. (Nomai) and Maxell in France for copyright and patent infringement. The Company initiated an arbitration proceeding against Nomai seeking payment of outstanding royalties of approximately $1 million. On January 27, 1997, the Company filed a Complaint in the United States District Court in Northern District of California against Nomai, S.A., Nomus, Inc., Marc Frouin, Herve Frouin, Electronique d2, and La Cie Ltd., entitled SyQuest Technology, Inc. v. Nomai, S.A. et al. (Case No. C97-0271 FMS) (the "Nomai Action") alleging patent and trademark infringement, misrepresentation, breach of contract and other claims. During April through June 1997, Nomus, Inc., Marc Frouin and Herve Frouin (collectively the "Nomai Parties") filed certain Cross-Complaints against the Company. The parties have engaged in discussions concerning the terms of a potential resolution to the Nomai Action. The Company and the Nomai Parties have resolved the claims alleged in the Nomai action on December 16, 1997, pursuant to a Settlement Agreement, ("Settlement Agreement"). In accordance with the Settlement Agreement a stipulation to dismiss the Company's complaint and the Nomai's Parties' cross-complaint with prejudice was filed. The Nomai Action remains pending against defendants Electronique d2 and La Cie Ltd.

  On, March 7, 1997, RKS Design, Inc. filed suit against the Company alleging that the Company failed to pay $48,394.21 of interest charges on fees charged for design services rendered with respect to its EZ Flyer and SyJet products. The suit requests damages including profits associated with these products, interest and attorneys' fees. The Company has filed a counterclaim asserting, inter alia, that no amount is owing to RKS, and that the Company is entitled to a refund of certain overpayments made to RKS. The Company does not believe that this claim will have a material adverse affect on the Company or its financial position or its results of operations.

  Due to the inherent uncertainty of litigation, management is unable to predict the outcome of the above litigation. A materially unfavorable outcome of the above litigation could have an adverse effect on the Company's financial condition, results of operations and cash flows.

  From time to time, the Company is involved in litigation that it considers to be in normal course of business. Other than as set forth above, the Company is not engaged in any legal proceedings as of September 30, 1997, which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operation.

14. SUBSEQUENT EVENTS

  On November 5, 1997, at a special shareholder meeting, the shareholders of the Company approved a proposal amending the existing articles of incorporation to increase the authorized shares of the Company from 120 million to 240 million. On December 10, 1997, assuming the conversion of all outstanding preferred stock and the exercise of all outstanding warrants and other stock commitments, the Company has outstanding and committed approximately 153 million shares of the Company's common stock.

  During October and November, 1997, the Company issued Series 5 convertible preferred stock for approximately $10 million in proceeds and approximately 7 million of outstanding warrants were exercised resulting in approximately $26 million in proceeds to the Company. Further, the Company committed to issue
4.5 million new warrants to warrant holders to exercise outstanding warrants with terms and conditions substantially the same as other outstanding Series 5 warrants.

  During the quarter ended December 31, 1997, the Company incurred a substantial loss of approximately $39.0 million. The Company has raised an additional $30 million in equity financing to fund these losses. Management discusses its plans to address continued losses in note 1 "Basis of Presentation", paragraphs 4-7.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During the fiscal years 1996 and 1995, the Registrant engaged the accounting firm of Ernst & Young LLP ("E&Y") as the independent accountants to audit Registrant's financial statements. At a meeting on January 23, 1997, Registrant indicated that it was changing its independent accountants. E&Y confirmed its discontinuation of services to Registrant by letter dated January 24, 1997, and received by Registrant on January 27, 1997. On January 30, 1997, Registrants engaged (subject to final approval by Price Waterhouse
LLP) the firm of Price Waterhouse LLP to act as its independent accountants for the 1997 fiscal year.

  Registrant's decision to engage Price Waterhouse LLP as Registrant's independent accountants was concurred with by Registrant's Audit Committee and approved by its Board of Directors.

  E&Y's reports on Registrant's financial statements for the fiscal years 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

  During the two fiscal years ended September 30, 1996, and subsequent interim periods prior to January 23, 1997, there were no disagreements, as that term is used in paragraph (a)(1)(iv) of Item 304 ("Item 304") of Regulation S-K promulgated by the Securities and Exchange Commission (the "SEC"), between Registrant and E&Y, which, if not resolved to the satisfaction of E&Y, would have caused E&Y to refer thereto in their reports on Registrant's financial statements for such periods.

  There has not occurred, during the two fiscal years ended September 30, 1996, or any subsequent interim period prior to January 23, 1997, any reportable events, as defined in paragraph (a)(1)(v) of Item 304, with respect to E&Y, except as set forth in a letter from E&Y to Registrant's Audit Committee, dated December 11, 1996, which Registrant received on January 29, 1997, noting a material weakness in Registrant's internal control structure relative to the preparation of accurate financial statements in a timely fashion for Registrant's fiscal year ended September 30, 1996.

  During the two fiscal years ended September 30, 1996, and the subsequent interim periods prior to January 23, 1997, Registrant did not consult Price Waterhouse LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Registrant's financial statements or regarding any matter that was either subject to a disagreement or a reportable event, as those terms are used in paragraphs (a)(1)(iv) and (a)(1)(v), respectively, of Item 304.

  Registrant is filing the letter dated January 30, 1997, from E&Y addressed to the SEC, stating that it agrees with the statements herein.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 ("Proxy Statement"), to be filed with the Commission within 120 days after the end of the Company's fiscal year pursuant to General Instruction G(3) to Form 10-K.

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

       SCHEDULE                                                            PAGE
       --------                                                            ----
   II--Valuation and Qualifying Accounts..................................  63

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
 10.10   Form of Stock Option Grant for SyQuest Technology, Inc 1991 Stock
         Option Plan*. Incorporated by reference to the Company's Registration
         Statement on Form S-8 (File No. 33-46460) filed on March 18, 1992.
 10.11   Policy Regarding Options and Cash Bonuses to be Awarded to Employees
         of Iota Memories Corporation*. Incorporated by reference to the
         Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 10.12   1992 Non-Employee Director Stock Option Plan, as amended*.
         Incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1995.
 10.13   1992 Employee Stock Purchase Plan, as amended. Incorporated by reference to the Company's Registration Statement on Form S-8 (File
         No. 33-48273) filed on June 9, 1992.
 10.14   Credit Agreement dated January 17, 1992, among the Company and Silicon
         Valley Bank and First National Bank of Boston. Incorporated by
         reference to the Company's Registration Statement on Form S-1 (File
         No. 33-47361) filed on April 21, 1992.
 10.15   Bonus Arrangements for Executive Officers*. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 1995.
 10.16   Amendment No. 2 to Credit Agreement made as of June 10, 1993, among the Company, Silicon Valley Bank and First National Bank of Boston.
         Incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1993.
 10.17   Line of Credit Agreement dated February 28, 1995, with Silicon Valley
         Bank, and Amendment No. 1 thereto. Incorporated by reference to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1995.
 10.18   Line of Credit Agreement with Bank of America. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1995.
 10.19   Amendment No. 2 to Silicon Valley Bank Credit Agreement and Limited
         Waiver dated November 21, 1995. Incorporated by reference to the
         Company's Current Report on Form 8-K dated November 21, 1995.
 10.20   Amendment No. 3 to Silicon Valley Bank Credit Agreement and Limited
         Waiver dated December 27, 1995. Incorporated by reference to the
         Company's Annual Report on Form 10-K for the fiscal period ended
         September 30, 1995.
 10.21   Loan and Security Agreement dated January 17, 1996, by and between the
         Company and Greyrock Business Credit, a division of NationsCredit
         Commercial Corporation.
 10.22   Amendment No. 2 dated March 15, 1996, by and between the Company and
         Greyrock Business Credit, a division of NationsCredit Commercial
         Corporation.
 10.23   Amendment No. 3 dated December 10, 1996, together with Letter of
         Credit Agreement dated March 15, 1996, by and between the Company and
         Greyrock Business Credit, a division of NationsCredit Commercial
         Corporation.
 10.24   Amended and Restated Loan and Security Agreement dated March 3, 1997, by and between the Company and Greyrock Business Credit, a division of
         NationsCredit Commercial Corporation.
 11.1    Computation of Earnings Per Share.
 21.1    Subsidiaries of the Company. Incorporated by reference to the
         Company's Registration Statement on Form S-1 (File No. 33-43656) filed on November 9, 1991.
 22.1    Published Report Regarding Special Stockholders Meeting on September
         26, 1996. Incorporated by reference to the Company's Current Report on
         Form 8-K/A dated October 31, 1996.

 EXHIBIT
 NUMBER            DESCRIPTION OF DOCUMENT
 -------           -----------------------
 23.1    Consent of Price Waterhouse LLP.
 23.2    Consent of Ernst & Young LLP.
 27      Financial Data Schedule (previously filed).

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

                                         SyQuest Technology, Inc.

                                            /s/ Edwin L. Harper
                                         By: __________________________________
                                            Edwin L. Harper
                                            President and Chief Executive
                                             Officer

Dated: February 24, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                     TITLE                      DATE
         ---------                     -----                      ----

    /s/ Edwin L. Harper       President, Chief
----------------------------  Executive Officer and      February 24, 1998
      EDWIN L. HARPER         Director (Principal
                              Executive Officer)

      /s/ Bob L. Corey        Executive Vice
----------------------------  President, Finance and     February 24, 1998
        BOB L. COREY          Chief Financial Officer

   /s/ Edward L. Marinaro     Director and Chairman
----------------------------  of the Board               February 24, 1998
     EDWARD L. MARINARO

      /s/ Joseph Baia         Director
----------------------------                             February 24, 1998
        JOSEPH BAIA



                           SYQUEST TECHNOLOGY, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            BALANCE AT    ADDITIONS                   BALANCE AT
                            BEGINNING  CHARGED TO COSTS                 END OF
        DESCRIPTION         OF PERIOD    AND EXPENSES   DEDUCTIONS      PERIOD
        -----------         ---------- ---------------- ----------    ----------
                                             (IN THOUSANDS)
Year Ended September 30,
 1997:
  Allowance for doubtful
   accounts................  $ 5,694       $ 1,320       $(3,794)(1)   $ 3,220
Year Ended September 30,
 1996:
  Allowance for doubtful
   accounts................  $ 2,835       $ 5,839       $(2,980)(1)   $ 5,694
Year Ended September 30,
 1995:
  Allowance for doubtful
   accounts................  $ 3,574       $ 2,008       $(2,747)(1)   $ 2,835
Year Ended September 30,
 1997:
  Inventory Reserves.......  $13,887       $ 5,859       $(3,817)(2)   $15,929
Year Ended September 30,
 1996:
  Inventory Reserves.......  $11,889       $ 1,998       $   --        $13,887
Year Ended September 30,
 1995:
  Inventory Reserves.......  $ 5,346       $12,498       $(5,955)(2)   $11,889

--------
(1) Represents uncollectable accounts written off.

(2) Represents a reduction in reserves for Legacy (inactive) products which were fully reserved and subsequently sold.