Form 10-Q
period 1998-03-31
SYQUEST TECHNOLOGY INC
filed 1998-05-15
CIK 880865

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                       COMMISSION FILE NUMBER 0-19674

                              ----------------

                          SYQUEST TECHNOLOGY, INC.
                                (REGISTRANT)


          DELAWARE                                        94-2793941
   (STATE OR OTHER JURISDICTION OF                     IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)                       (I.R.S. EMPLOYER


                      47071 BAYSIDE PARKWAY FREMONT, CA
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                    94538
                                 (ZIP CODE)


             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                               (510) 226-4000

                              ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X     NO
                                   -----      ------

     As of April 30, 1998, 95,295,668 shares of the Registrant's common stock, $0.0001 par value, were issued and outstanding.

                                    INDEX

                          SYQUEST TECHNOLOGY, INC.
                                                                                                        PAGE
                                                                                                        ----
PART I     FINANCIAL INFORMATION

ITEM 1.    Consolidated Condensed Financial Statements

   Consolidated Condensed Statements of Operations--Three months
           and six months ended March 31, 1998 and March 31, 1997.....................................    3

   Consolidated Condensed Statements of Financial Condition--March 31, 1998 and
           September 30, 1997.........................................................................    4

   Consolidated Condensed Statements of Cash Flow--Six months ended March 31,
           1998 and March 31, 1997....................................................................    5

   Notes to Consolidated Condensed Financial Statements--March 31, 1998................................   6-10

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......    10-18

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings..........................................................................    19

ITEM 2.    Changes in Securities......................................................................    19

ITEM 6.    Exhibits and Reports on Form 8-K...........................................................    20

SIGNATURES............................................................................................    21


                           SYQUEST TECHNOLOGY, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF RESULTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                            MARCH 31,               MARCH 31,
                                                                                       --------------------    --------------------
                                                                                         1998        1997        1998        1997
                                                                                       ---------   --------    --------    --------
Net revenue........................................................................   $  47,028   $ 16,786    $ 79,089    $ 65,097
Cost of revenue....................................................................      52,241     30,051      92,874      67,317
                                                                                      ---------   --------    --------    --------
     Gross profit (loss)...........................................................      (5,213)   (13,265)    (13,785)     (2,220)

Operating Expenses:

     Selling, general and administrative...........................................      21,156     12,730      44,896      24,057
     Research and development......................................................       3,540      6,617       7,418      11,718
                                                                                      ---------   --------    --------    --------
     Total operating expenses......................................................      24,696     19,348      52,314      35,775
                                                                                      ---------   --------    --------    --------
     Loss from operations..........................................................     (29,909)   (32,613)    (66,099)    (37,995)
Net interest expense...............................................................        (674)    (1,106)     (1,299)     (2,538)
                                                                                      ---------   --------    --------    --------
Loss before income taxes...........................................................     (30,583)   (33,719)    (67,398)    (40,533)
Provision for income taxes.........................................................         873                    873
                                                                                      ---------   --------    --------    --------
Net loss...........................................................................     (31,456)   (33,719)    (68,271)    (40,533)
                                                                                      ---------   --------    --------    --------
Value assigned to warrants issued in conjunction with preferred stock offerings....                             (2,100)         --
Preferred stock dividend...........................................................        (251)      (691)       (331)     (1,264)
Effect of incremental yield embedded in conversions terms..........................                                         (5,300)
                                                                                      ---------   --------    --------    --------
Net loss applicable to common stock holders........................................   $ (31,707)  $(34,410)   $(70,702)   $(47,097)
                                                                                      =========   ========    ========    ========
Basic and diluted loss per share...................................................   $   (0.43) $   (1.31)  $   (1.00)  $   (2.30)
                                                                                      =========  =========   =========   =========
Weighted average shares............................................................      72,973     26,206      70,982      20,466
                                                                                      =========  =========   =========   =========

           See notes to consolidated condensed financial statements


                           SYQUEST TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS)

                                                      MARCH 31,      SEPTEMBER 30,
                                                         1998            1997
                                                       ---------      ----------
                          ASSETS
                          ------
Current assets:
     Cash and cash equivalents ...................     $  16,559      $   7,083
     Accounts receivable, net ....................        33,072         19,535
     Inventories, net ............................        36,154         26,737
     Prepaid expenses and deposits ...............         8,497          6,049
                                                       ---------      ---------
     Total current assets ........................        94,282         59,404
Net property, equipment and leasehold improvements        25,857         22,999
Other assets .....................................           229            246
                                                       ---------      ---------
                                                       $ 120,368      $  82,649
                                                       =========      =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
     Short term borrowings .......................     $  25,483      $  23,291
     Accounts payable ............................        36,466         14,800
     Accrued expenses and other liabilities ......        16,671         15,532
     Current portion of long-term debt ...........         3,387          4,345
                                                       ---------      ---------
          Total current liabilities ..............        82,007         57,968
                                                       ---------      ---------
Long-term debt ...................................         2,639          4,024
Other long-term liabilities ......................           914            959
Mandatory redeemable warrants ....................         5,145         14,085

Stockholders' equity:
     Preferred stock .............................          --             --
     Common stock ................................             8              6
     Additional paid in capital ..................       315,084        222,766
     Treasury stock ..............................       (12,855)       (12,855)
     Retained deficit ............................      (272,574)      (204,304)
                                                       ---------      ---------
          Total stockholders' equity .............        29,663          5,613
                                                       ---------      ---------
                                                       $ 120,368      $  82,649
                                                       =========      =========


           See notes to consolidated condensed financial statements



                           SYQUEST TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                                                     SIX MONTHS
                                                                                        ENDED
                                                                                       MARCH 31,
                                                                                --------------------------
                                                                                  1998             1997
                                                                                ---------       ----------
Operating Activities:
   Net loss ..............................................................       $(68,271)      $ (40,533)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation ......................................................          3,305           6,567
       Capital Asset Write-Off ...........................................           --             2,470
       Compensation cost in stock option plans ...........................            857            --
       Other .............................................................           --              (127)

Net changes in current assets and current liabilities:
   Accounts receivable ...................................................        (13,537)          5,683
   Inventories ...........................................................         (9,417)        (12,154)
   Accounts payable ......................................................         22,099           1,507
   Accrued expenses and other liabilities ................................            833           2,456
   Prepaid expenses and other ............................................         (1,945)         (6,481)
                                                                                 --------       ---------
   Net cash used in operating activities .................................        (66,076)        (40,612)

Investing activities:
   Purchase of equipment and leasehold improvements ......................         (6,163)         (2,298)
   Other assets ..........................................................           --               640
                                                                                 --------       ---------
   Net cash used in investing activities .................................         (6,163)         (1,658)

Financing activities:
   Net proceeds from issuance of common stock ............................         43,782           8,728
   Net proceeds from issuance of preferred stock .........................         38,491          28,490
   Net proceeds from bank borrowings .....................................          2,192          11,086
   Repayments on long term debt ..........................................         (2,750)         (6,568)
                                                                                 --------       ---------
   Net cash provided by financing activities .............................         81,715          41,736
Net increase (decrease) in cash and cash equivalents .....................          9,476            (534)
Cash and cash equivalents at beginning of the period .....................          7,083           3,670
                                                                                 --------       ---------
Cash and cash equivalents at end of the period ...........................       $ 16,559       $   3,136
                                                                                 ========       =========

           See notes to consolidated condensed financial statements

                           SYQUEST TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1998

NOTE 1 -- BASIS OF PRESENTATION

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the last 24 months, the Company incurred aggregated consolidated net losses of $188,687,000, including a net loss of approximately $68.7 million for the year ended September 30, 1997 and a net loss of aprroximately $68.3 million for the first six months of fiscal 1998. Working capital was $12,275,000 at March 31, 1998, compared to $1,436,000 at September 30, 1997 and ($37,351,000) at
September 30, 1996.

     The Company is in the process of executing a turnaround and faces significant risks associated with successful execution of its turnaround strategy. These risks include, but are not limited to, risks associated with lack of cash flow and available funds, technology and product development, introduction and market acceptance of new products, changes in the marketplace, competition from existing and new competitors and retention of key personnel.

     The Company introduced new products in November 1997 and incurred production start-up costs associated with the launch of those products that contributed to the losses reported for the fiscal quarters ended December 31, 1997 and March 31, 1998. The Company has funded the cumulative losses primarily through the sale of preferred and common stock and the issuance of additional common stock on the exercise of existing warrants. At the November 1997 Special Stockholders' Meeting, the stockholders approved an increase in the Company's authorized capital stock from 120 million common shares to 240 million common shares.

     Management believes, based on the $45.8 million in cash raised in the quarter ended March 31, 1998 and approximately $20.2 million received in April 1998 from the exercise of common stock purchase warrants, as well as extension of its bank credit lines and available cash balances, that the Company has sufficient cash resources to fund operations through the end of fiscal 1998. There can be no assurance, however, that the Company will be successful in achieving its internal financial plan. Management's financial plans for fiscal 1998 include raising additional equity capital primarily from the exercise of currently outstanding warrants. If all of the warrants outstanding at March 31, 1998 were exercised, the Company would receive cash proceeds of approximately $150 million; however, the outstanding warrants do not include any demand or call provisions. To induce existing warrant holders to exercise their warrants management may have to offer discounts to the contractual exercise price, issue exchange warrants at market or negotiated discount exercise prices or provide other incentives. Management believes it has additional sources of equity capital through issuance of additional convertible preferred stock or through issuance of debt instruments such as convertible debentures. There can be no assurance, however, that such financings would be available when needed, if at all, or on favorable terms and conditions. The precise amount and timing of the Company's future funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company's products, the quality of product development efforts, availability of critical components, management of working capital, and continuation of normal payment terms and conditions for purchase of materials and services.

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

     Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1997.

NOTE 2 -- INVENTORIES

     Inventories are comprised of the following:


                                          MARCH 31,        SEPTEMBER 30,
                                            1998               1997
                                           -------           -------
                                                (IN THOUSANDS)

Raw materials.......................       $21,825           $13,675
Work in process.....................         6,824             6,840
Finished goods......................         7,505             6,222
                                           -------           -------
                                           $36,154           $26,737
                                           =======           =======


NOTE 3 -- NET LOSS PER SHARE

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", during fiscal 1998.

     The computation of net loss per share for the quarter ended March 31, 1998 includes an adjustment related to the computation of earnings per share applicable to common shareholders of $0.3 million, representing preferred stock dividends. Absent this adjustment, the net loss per share applicable to the operations of the business would be $0.43. The computation of net loss per share for the six months ended March 31, 1998 includes adjustments related to the computation of earnings per share applicable to common stockholders of $2.1 million, representing the value assigned to warrants issued in connection with Series 5 preferred stock, and $0.3 million, representing preferred stock dividends. Absent these adjustments, the net loss per share applicable to the operations of the business would be $0.96. The net loss per share has decreased during the periods presented primarily due to the increased number of new common shares outstanding.

     The basic net loss per share amount for the three and six month periods ended March 31, 1998 are based on the weighted average number of shares of common stock outstanding during the period.

     Options, warrants and common shares issuable on the conversion of preferred stock have been excluded from the computation of diluted earnings per share, as they are anti-dilutive.


                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS  THREE MONTHS  SIX MONTHS    SIX MONTHS
                                                                       ENDED        ENDED         ENDED         ENDED
                                                                      MARCH 31,     MARCH 31,    MARCH 31,     MARCH 31,
                                                                     -----------  ----------    -----------   -----------
                                                                       1998          1997          1998          1997
                                                                     -----------  ----------    -----------   -----------
      Net Loss.....................................................  $   (31,456) $   (33,719)  $   (68,271)  $   (40,533)
      Value assigned to warrants issued in conjunction with
         preferred stock offerings.................................           --           --        (2,100)           --
      Cumulative preferred stock dividends.........................         (251)        (691)         (331)       (1,264)
      Effect of incremental yield embedded in conversions terms....           --           --            --        (5,300)
                                                                     -----------  ----------    ----------    -----------
      Net loss applicable to common stockholders...................  $   (31,707) $   (34,410)  $   (70,702)  $   (47,097)
      Weighted average shares......................................       72,973       26,206        70,982        20,466
      Basic and diluted loss per share.............................  $     (0.43) $     (1.31)  $     (1.00)  $     (2.30)

NOTE 4 -- LINES OF CREDIT

     In May 1998, the Company renegotiated its domestic line of credit with a financial institution, continuing the existing terms and extending the line through May 31, 1999. The line provides for a limit on borrowings of the lesser of $30.0 million or a combination of 80 percent of eligible accounts receivable and 40 percent of eligible finished goods inventory. As of March 31, 1998, approximately $20.7 million of borrowings were outstanding under the line.

     On March 31, 1998, the Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn Bhd (M), had a banking facility with a Malaysian financial institution expiring September 1998 and consisting of a line of credit for (RM) 17.5 million (approximately $4.8 million) and a term loan for
(RM) 9.6 million (approximately $2.6 million). The subsidiary's building, equipment, inventory, and eligible receivables secure the facility. As of March 31, 1998, approximately $7.4 million of borrowings were outstanding against this facility.

NOTE 5 -- CONVERTIBLE PREFERRED STOCK

     At March 31, 1998, the Company had issued and outstanding 46 shares of 5% cumulative convertible preferred stock, Series 3 (Series 3), 57,657 shares of 5% convertible preferred stock, Series 4 (Series 4), 21,182 shares of convertible preferred stock, Series 5 (Series 5), and 30,177 of 5% convertible preferred stock Series 7 (Series 7). Each of the holders of Series 3, Series 4 and Series 7 preferred stock is entitled to a 5% per share dividend.

     During the quarter ended March 31, 1998, the Company incurred a penalty due to the late registration of the shares of common stock underlying the Series 5 preferred stock. The penalty was calculated based on the terms of the Series 5 preferred stock agreements and consists of cash penalties totaling approximately $0.6 million plus an additional 2.7 million warrants to be issued. The Company is currently negotiating to satisfy the cash penalties with shares of common stock.

     During the quarter ended March 31, 1998, the Company issued 30,000 shares of convertible preferred stock

(Series 7) for net proceeds of approximately $28.8 million.

NOTE 6 -- COMMON STOCK

     During the quarter ended March 31, 1998, the Company received proceeds of approximately $17.1 million from the exercise of outstanding stock purchase warrants and the purchase of shares under the Company's Employee Stock Purchase Plan. These transactions resulted in the issuance of approximately 6.3 million shares of common stock. The Company also issued new warrants to purchase approximately 5.1 million shares of common stock in conjunction with the issuance of Series 7 preferred stock.

     During the quarter ended March 31, 1998, the Company reclassified approximately $0.5 million which had been previously classified as mandatory redeemable warrants into additional paid-in capital as a result of warrants exercised from Series 4 preferred shares. Additionally, the Company reclassified approximately $1.0 million from mandatory redeemable warrants into additional paid-in capital on termination of the redeemable feature in the related warrants.

     During the quarter ended March 31, 1998, certain holders of the Company's Series 4 and Series 5 preferred stock converted their preferred stock into common stock. The conversions resulted in the issuance of a total of 3,541,571 shares of common stock in exchange for 197 shares of the Company's Series 4 preferred stock and 8,818 shares of the Company's Series 5 preferred stock.

     Subsequent to March 31, 1998, the Company issued approximately 8.0 million shares of common stock for proceeds of approximately $20.2 million pursuant to warrant exercises by holders of Series 3 and Series 5 preferred stock. As an incentive for warrant holders to exercise these warrants, the Company issued an additional 3.2 million common shares.


NOTE 7 -- LITIGATION


     On March 3, 1998, Iomega filed suit in France in the Paris Court of First Instance against the Company, its French subsidiary, SyQuest Technology SARL ("SyQuest SARL"), and a distributor of the Company's products in France alleging, among other things, that the Company's SyJet cartridges infringe Iomega's cartridge design rights and a recently issued patent. The complaint requests money damages and an injunction against the Company from further infringement. Iomega subsequently requested summary proceedings in which it made a motion to enjoin the Company from selling SyJet cartridges in France based on alleged infringement and to block sales of certain of the Company's products in France. A hearing was held in Paris on April 3, 1998, and the French court issued an order on April 30, 1998 denying Iomega's motion to enjoin sales of SyJet cartridges. The Company believes that no valid patent claims or designs of Iomega are infringed by its SyJet product and will continue to vigorously defend the action.

       On April 29, 1998, Iomega filed suit in France in the Paris Court of First Instance against the Company, its French subsidiary, SyQuest SARL, and a distributor of the Company's products in France. The suit alleges that the Company's SparQ 1.0 gigabyte cartridge infringes Iomega's design for its Jaz cartridge and Iomega's European patent application number 956002B.4 relating to an anti-rattle mechanism. The Company believes that no valid patent claims or designs of Iomega are infringed by its SparQ product and intends to vigorously defend the action.

     Due to the inherent uncertainty of litigation, management is unable to predict the outcome of the above litigation. A materially unfavorable outcome could have an adverse effect on the Company's financial condition, results of operations and cash flow. No loss contingency has been provided for any of the litigation described above, as the amount of losses, if any, is not yet determinable or reasonably estimable.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Segment Reporting." These statements are effective for the Company's fiscal year ending September 30, 1999. SFAS 130 defines the items to be included in the determination of comprehensive income, and SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes the adoption of SFAS 130 and 131 will not have a material impact on the Company's financial statements and disclosures.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the second fiscal quarter ended March 31, 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein, and with the Company's cautionary statement regarding forward-looking statements.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs. Such forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Some of the factors that could cause actual results to differ materially include, among other factors, market acceptance of the Company's new products; shortages of critical components; shortage of cash to pay suppliers or other disruptions in the supply of key components; competitive pricing; excess or shortage of manufacturing capacity; industry competition; unanticipated manufacturing delays or costs; shortage of cash or other resources to implement marketing plans or fund other operations or capital expenditures; and adverse results of litigation. See "Risk Factors," below, as well as such other risks and uncertainties as are described in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

RESULTS OF OPERATIONS

     The Company continues to face significant risks associated with strong competition in the marketplace and acceptance of new products. The Company faces additional risks associated with technology and product development, shortages of components, changes in the Company's marketplace, and liquidity and cash flow issues. The Company historically has not carried a significant backlog of customer orders. Its customers tend to order product for immediate shipment and, as such, the Company does not have visibility on order rates and demand for its products generally beyond thirty days.

     The Company began shipments of its newest product, SparQ, during the quarter ended December 31, 1997. SparQ is a 1.0 gigabyte removable cartridge storage solution consisting of a hard disk drive and removable cartridge which is competitively priced at $199 with an additional 3 cartridges priced at $99. The initial demand for the product has been favorable, and SparQ was a major contributor to net revenue during the six months ended March 31, 1998; however, there can be no assurance of continued acceptance by the marketplace. The Company incurred a significant loss in the six months ended March 31, 1998 primarily as a result of substantial expenses incurred for the advertising and marketing campaign associated with the launch of SparQ, the impact of price reductions during the December quarter in response to continued price competition, manufacturing start-up costs related to SparQ and an inability to ship against customer orders. The inability to ship against customer orders resulted primarily from production start-up inefficiencies related to SparQ, including manufacturing yield problems related to SyJet cartridges, late delivery of raw materials, and the need for additional tooling and capital equipment required for production.

     In an effort to increase shipments of SparQ to meet anticipated customer demand, the Company increased the deployment of available resources to SparQ during the six months ended March 31, 1998. SparQ was designed and released as a low cost mass market removable cartridge storage solution and, consequently, the Company must achieve a significant ramp in units of production. Increasing SparQ shipments over the next several quarters beyond fiscal 1998 will require additional manufacturing equipment at an estimated cost of up to $20 to $30 million. The Company plans to finance the capital expenditures and related working capital required by issuing additional capital stock either through the exercise of outstanding stock warrants or issuance of new securities. There is no assurance that the Company will be able to secure additional cash resources when needed, if at all, or on favorable terms. The inability to do so could have a materially adverse effect on the Company's financial condition and performance and liquidity.

     Management has decided to focus its other new product, Quest, exclusively on Original Equipment Manufacturer (OEM) opportunities. The cost of distribution into the OEM channel is less than the cost of distribution into the retail marketplace. The production ramp-up for Quest will only occur if management determines that there is sufficient OEM demand for this product.

NET REVENUE

     Net revenue for the quarter ended March 31, 1998 was $47.0 million, compared to $16.8 million reported for the comparable prior year's quarter. The increase in net revenue for the current quarter resulted primarily from an approximately 300% increase in the number of systems sold and an approximately 50% increase in the number of cartridges sold from the quarter ended March 31, 1997. Net revenue for the six months ended March 31, 1998 was $79.1 million, compared to $65.1 million for the comparable period in the prior year. The increase in net revenue, primarily from sales of SparQ systems and cartridges, was partially offset by a decrease in net revenue from the Company's older "Legacy" products and the EZ Flyer 230 product. The decrease in net revenue from the EZ Flyer product primarily resulted from price reductions effected since the comparable prior year's period. The percentage mix of net revenue by product family compared to the comparable prior year's quarter was:

                                                 CURRENT YEAR  PRIOR YEAR
                                                 ------------  ----------
                                                      Q2          Q2
                                                    ------      ------
      Legacy products.................                5%           45%

      EZ Flyer and SyJet products.....               36%           55%

      SparQ products..................               59%            0%

                Total.................              100%          100%


     The Company began shipments of its newest product, SparQ, during the first fiscal quarter ended December 31, 1997.

     Factors such as slow sell through rates in the sales channels, price pressures on the Company's products, competitive product introductions and component shortages may continue to have an adverse impact on net revenue.

GROSS PROFIT (LOSS)

     The Company reported a gross loss for the quarter ended March 31, 1998 of $5.2 million, compared to a gross loss of $13.3 million in the same prior year's quarter, and reported a gross loss of $13.8 million for the six months ended March 31, 1998, compared to a gross loss of $2.2 million in the same prior year's period. The improvement in the gross loss in the current quarter was driven by the increase in revenue derived primarily from SparQ systems and cartridges. The increase in the gross loss for the six months ended March 31, 1998, compared to the same period in the prior year, resulted primarily from a reduction in product prices effected in November 1997 on SyJet drives and SyJet and EZ Flyer 230 cartridges, a reduction in the mix of revenue from the "Legacy" products which were comprised predominantly of cartridges that realize a higher gross profit than a drive, scrap and rework costs related to a reduction in cartridge yields in manufacturing, and new product production start-up costs related to the SparQ product line.

     Factors such as volatility in the drive and cartridge markets, unexpected production delays and costs, and an inability to meet production schedules and sales demand may continue to have an adverse effect on gross profits. Consequently, there can be no assurances that the Company will achieve profitability in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the quarter ended March 31, 1998, selling, general and administrative expenses totaled $21.2 million, or 45 percent of net revenue, compared to $12.7 million, or 76 percent of net revenue, for the same prior year's quarter. Selling, general and administrative expenses totaled $44.9 million for the six months ended March 31, 1998, or 57 percent of net revenue, compared to $24.1 million, or 37 percent of net revenue, for the same period in the prior year. The significant increase in expenses during the three- and six-month periods ended March 31, 1998, compared to the same periods in the prior year, resulted primarily from increased expenses associated with the Company's new sales and marketing campaign which included programs aimed at stimulating sales demand on newer products, and increased legal fees incurred during the period. The Company plans to continue to incur significant advertising and promotional expenses related to programs aimed at stimulating sales demand, but not to the extent incurred during the six-month period ended March 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the quarter ended March 31, 1998 were $3.5 million, or 8 percent of net revenue, compared to $6.6 million, or 39 percent of net revenue, for the same prior year's quarter. For the six months ended March 31, 1998 research and development expenses were $7.4 million, or 9 percent of net revenue, compared to $11.7 million, or 18 percent, in the same period in the prior year. The decrease in expense was principally the result of the Company's ongoing efforts to focus engineering on its primary core products. The Company believes that it must continue to make significant investments in research and development to effectively compete in its markets.

INTEREST EXPENSE

     Net interest expense was $0.7 million for the quarter ended March 31, 1998, compared to $1.1 million for the same quarter of the prior year. For the six months ended March 31, 1998 net interest expense was $1.3 million, compared to $2.5 million for the same period in the prior year. The decreases resulted primarily from a decrease in the average outstanding borrowings during the current fiscal year.

INCOME TAX EXPENSE

     The tax provision reported for the quarter ended March 31, 1998 relates to income generated at the Company's manufacturing facility in Penang, Malaysia.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred operating losses during the last 24 months totaling approximately $188.7 million, including a net loss of approximately $68.3 million during the six-month period ended March 31, 1998. The lack of cash flow and available funds caused by the accumulated losses have adversely affected the Company's product delivery and marketing efforts, restricted flexibility in payment terms required by suppliers and manufacturers, limited access to credit, affected employee recruitment and retention, and diverted management time and attention. During the second half of fiscal 1996, the Company began assembling a turnaround management team in an attempt to address these difficulties and restore viability.

     The Company funded its working capital requirements and capital expenditures during the period October 1996 through April 1998 through a combination of existing cash resources, asset-based borrowings and a series of capital financing transactions. During this period, the Company raised gross proceeds of approximately $200 million from sales to private investors of convertible preferred stock, common stock and warrants. During the six months ended March 31, 1998, the Company raised approximately $82.3 million of additional capital primarily to fund the loss from operations and its sales and marketing programs aimed at stimulating demand for new products. During April 1998, the Company raised approximately $20.2 million of additional capital from the exercise of outstanding warrants to purchase common stock.

     There can be no assurance that operating losses will not continue despite new product introductions due primarily to product start-up costs, competitive price reductions and the risk that the Company's new products may not be accepted in the marketplace. Continuing operating losses will necessitate additional financings in the future. Factors such as higher interest rates, the inability to borrow without collateral, higher capital financing costs and limitations on further equity funding without stockholder approval or the unavailability of such funding will materially and adversely affect the Company's cash resources, cash flow and financial condition.

     At March 31, 1998, the Company had cash and short-term investments of $16.6 million, compared to $7.1 million at September 30, 1997. The increase in cash resulted from the issuance of convertible preferred stock, the exercise of outstanding stock purchase warrants, and an increase in accounts payable. These increases were partially offset by the net loss recorded for the six months ended March 31, 1998 and by increases in accounts receivables and inventories, as well purchases of property and equipment during the period. The Company improved its net worth to $29.7 million at March 31, 1998, compared to $5.6 million at September 30, 1997. The improvement resulted primarily from proceeds related to the issuance of convertible preferred stock, the exercise of outstanding stock purchase warrants and the reclassification of mandatory redeemable warrants to equity, partially off-set by the net loss for the six months ended March 31, 1998.

     Working capital improved from $1.4 million at September 30, 1997 to $12.3 million at March 31, 1998. This increase was primarily the result of an increase in cash and short-term investments of $9.5 million, an increase in accounts receivable of $13.5 million and an increase in inventories of $9.4 million. The increases in working capital were partially offset by the increase in accounts payable of $21.7 million. The increase in accounts receivable was primarily attributable to increased net revenue during the quarter ended March 31, 1998, compared to the fourth fiscal quarter of 1997. Days sales outstanding in accounts receivable at March 31, 1998 was 63 days compared to 68 days at September 30, 1997. The increase in inventories was primarily attributable to an increase in raw materials related to the new SparQ product. Inventory turnover at March 31, 1998 was 5.1 times. The increase in accounts payable was also consistent with the build up of raw materials required for the manufacture of the SparQ product.

     During fiscal 1998, the Company experienced a return to regular business terms with key suppliers.

     In May 1998, the Company renegotiated its domestic line of credit with a financial institution, continuing the existing terms and extending the line through May 31, 1999. The line provides for a limit on borrowings of the lesser of $30.0 million or a combination of 80 percent of eligible accounts receivable and 40 percent of eligible finished goods inventory. As of March 31, 1998, approximately $20.7 million of borrowings were outstanding under the line.

     On March 31, 1998, the Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn Bhd (M), had a banking facility with a Malaysian financial institution expiring September 1998 and consisting of a line of credit for (RM) 17.5 million (approximately $4.8 million) and a term loan for (RM) 9.6 million (approximately $2.6 million). The subsidiary's building, equipment, inventory and eligible receivables secure the facility. As of March 31, 1998, approximately $7.4 million of borrowings were outstanding against this facility.

     The Company raised significant funds during the six months ended March 31, 1998. See Part II, Item 2 of this Form 10-Q. The Company will require additional equity funding which, if successful, will cause further dilution of the outstanding common stock. Further equity funding may require stockholder approval of each transaction or stockholder approval of an increase in the Company's authorized common stock.

     For the six months ended March 31, 1998, the Company used $66.1 million in cash for operating activities and $6.2 million for capital expenditures.

     Management believes, based on the additional $20.2 million in cash raised in April 1998, extension of its bank credit lines and available cash balances, that the Company has sufficient cash resources to fund operations through the end of fiscal 1998. There can be no assurance, however, that the Company will be successful in achieving its internal financial plan.

Additional financing may not be available when needed, if at all, or on favorable terms. Failure to raise additional capital when needed or failing to renew the existing bank lines of credit will have a material adverse effect on the Company's liquidity, financial condition and operations.

RISKS FACTORS

     Uncertain Profitability or Successful Turnaround

     The Company continues to execute its turnaround plan, which includes focusing on its core products and production efficiencies. A successful turnaround and return to profitability are subject to the risks described herein and in the Company's Annual Report on Form 10-K, as amended, for its fiscal year ended September 30, 1997. Many of the risks are beyond the Company's control. There can be no assurance that the Company will execute its turnaround plan or that it will secure sufficient capital to withstand prolonged operating losses.

     Market acceptance of the Company's products and access to capital continue to be paramount in ensuring a successful turnaround strategy. The Company's products are subject to increasing competition from several other removable-media data storage devices. In order to secure adequate market share, the Company must ensure that the functionality and quality of its products are effectively communicated to the marketplace. As a result, the Company needs sufficient capital to implement a marketing strategy that will adequately address the appropriate markets. The Company is also dependent on the successful production and sale of the SyJet and SparQ product lines. Additionally, the decline in volumes and pricing on mature products will continue to have a negative impact on the Company's revenue. The Company historically has not carried a significant backlog of customer orders. Its customers tend to order product for immediate shipment and, consequently, the Company does not have visibility on order rates or demand for its products generally beyond thirty days. Critical to each of these factors is the Company's ability to attract additional investment capital. There can be no assurances that the Company will achieve these objectives.

     Dilution of Common Stock

     At March 31, 1998, the Company had issued and outstanding 46 shares of Series 3 preferred stock, 57,657 shares of Series 4 preferred stock, 21,182 shares of Series 5 preferred stock and 30,177 shares of Series 7 preferred stock. Several of the Company's financings have included significant warrant coverage which, when exercised, will result in the issuance of additional shares of common stock. Assuming the conversion of all outstanding preferred stock, the exercise of outstanding warrants and the fulfillment of other existing commitments to issue common stock, approximately 80 million additional shares of common stock would be issued based on existing preferred stock and warrant balances outstanding as of April 30, 1998. Total shares outstanding at that date were approximately 95 million, providing a total of 175 million common shares outstanding if all convertible preferred stock is converted and warrants and options are exercised.

     As of March 31, 1998, the Company had outstanding options and warrants to purchase approximately 60 million shares of common stock. The exact number of shares of common stock issuable on conversion of the Series 4, Series 5 and Series 7 preferred stock (collectively, the "Preferred Stock") cannot be estimated with certainty because, generally, such issuances of common stock will vary inversely with the market price of the common stock at the time of such conversion, and there is maximum limit on the number of shares of common stock that may be issuable. The number of shares of common stock issuable on conversion of the Preferred Stock is also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. Further, the Company may issue additional shares of Series 3, Series 4 and Series 7 preferred stock in lieu of cash dividends due the holders of such preferred stock.

     To the extent that such options and warrants are exercised or such convertible securities are converted, substantial dilution of the interests of the Company's stockholders is likely to result and the market price of the common stock could be materially adversely affected. Such dilution will be greater if the future market price of the common stock decreases, as the number of conversion shares to be issued will increase. For the life of such warrants, options and convertible securities, the holders will have the opportunity to profit from a rise in the price of the underlying securities. The existence of such warrants, options and convertible securities is likely to affect, materially and adversely, the terms on which the Company can obtain additional financing, and the holders of such warrants, options and convertible securities can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such warrants, options and convertible securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company has filed Registration Statements on Form S-8 under the Securities Act to register shares of Common Stock subject to stock options and to the Company's employee stock purchase plan that will permit the resale of such shares, subject to Rule 144 volume limitations applicable to affiliates of the Company and vesting restrictions. The Company has also registered the common stock issuable on exercise of the warrants and conversion of the convertible securities pursuant to prospectuses included in Registration Statement Nos. 333-7369, 333-17119, 333-28225 and 333-40329. Such registered shares can be sold without any holding period or sales volume limitations.

     Shortages of Critical Components; Absence of Supply Contracts

     Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. The Company purchases all of its sole and limited source components and equipment pursuant to purchase orders placed from time-to-time, and has no guaranteed supply arrangements. The inability to obtain sufficient components and equipment, obtain or develop alternative sources of supply at competitive prices and quality, or avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand, result in delays in product shipments, increase the Company's material or manufacturing costs, or cause an imbalance in the inventory level of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use more readily available components, and such design modifications could result in increased costs and product performance problems. Any or all of these problems could, in turn, result in the loss of customers, provide an opportunity for competing products to achieve market acceptance or increase market share and otherwise adversely affect the Company's business and financial results.

     Quarterly Fluctuations in Operating Results

     The Company has experienced and may continue to experience significant fluctuations in its quarterly operating results. Factors such as price reductions, the introduction and market acceptance of new products, product returns, availability of critical components, lower gross profits associated with the Company's newer products and decreasing demand for the Company's older products could contribute to this quarterly fluctuation. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the Company's financial performance. As a result of these and other factors, including possible further dilution, it is likely that the Company will continue to experience significant fluctuations in quarterly operating profits.

     Dependence on Proprietary Technology

     The Company's ability to compete effectively in its markets depends heavily on the establishment and maintenance of proprietary technologies. The Company relies on a combination of patent, copyright and trade secret law to protect the technology in its drives and cartridges. The Company holds numerous U.S. and foreign patent applications and patents relating to its drives and hard disk cartridges. Many of these patents and applications, however, do not pertain to the Company's recent product generations, and there can be no assurance as to the degree of protection afforded by these patents or the likelihood that additional patents will issue pursuant to pending patent applications. Furthermore, there can be no assurance that third parties will not independently develop the same or similar technology, develop around the patented aspects of any of the Company's products or proposed products, or otherwise obtain access to the Company's proprietary technology. In particular, the Company's sales would be materially adversely affected if any unlicensed parties develop removable cartridges compatible with the Company's disk drives.

     Certain technology used in the Company's products is licensed from third parties. The termination of any such license arrangements could have a material adverse effect on the Company's business and financial results.

     Intellectual Property Litigation

     Patent and similar litigation frequently is complex and expensive and its outcome can be difficult to predict. There can be no assurance that the Company will prevail in any proceedings that have been or may be commenced by or against the Company. The Company is currently involved in the intellectual property lawsuits summarized below.

     On December 3, 1997, SPARC International, Inc. filed a lawsuit against the Company in the United States District Court in and for the Northern District of California. The lawsuit alleges that the Company's use of the trademark SparQ in connection with its recently introduced SparQ removable cartridge hard drive product constitutes an infringement of the SPARC trademark owned by SPARC International, Inc. The complaint requests money damages and preliminary and permanent injunctions enjoining the Company from further infringement. On December 19, 1997, SPARC International, Inc. filed a motion seeking a preliminary injunction enjoining the Company from using the SparQ trademark on its removable cartridge hard drive products and requesting a hearing which was held on March 23, 1998. Subsequently, the court denied Sparc International's motion for a preliminary injunction. The Company believes that it does not infringe any valid trademarks of SPARC International, Inc., and intends to defend the case vigorously.

     On July 29, 1997, Iomega Corporation ("Iomega") initiated an action for patent and trademark infringement against SyQuest in the United States District Court for the District of Delaware. The suit alleges that SyQuest's SyJet and EZFlyer 230 products infringe United States Utility Patent No. 5,644,444, entitled "Read/Write Protect Scheme for a Disk Cartridge and Drive," and that the cartridges sold by SyQuest for use with its SyJet and EZFlyer 230 products infringe United States Design Patent No. Des. 378,518, entitled "Computer Storage Disk Cartridge." The suit further alleges that SyQuest has infringed Iomega's claimed "Jet" trademark and engaged in unfair competition through the use of the "SyJet" name for one of its products. Iomega seeks a judgment of infringement, monetary damages, injunctive relief, disgourgement of profits, and trebled actual damages on the disputed products. Iomega also seeks exemplary damages and attorney's fees based on SyQuest's alleged willful infringement of

Iomega's patents and claimed trademark. SyQuest has filed an answer and counterclaim denying infringement and requesting a declaratory judgment that the patents-in-suit are invalid and not infringed. The case is in the discovery stage. In interrogatory responses served December 3, 1997, Iomega asserted that SyQuest's recently introduced SparQ and Quest products infringe Iomega's design patent and that it is investigating whether it believes that the SparQ or Quest products infringe Iomega's utility patent. The Court has set a trial date of January 11, 1999. SyQuest believes it has meritorious defenses to Iomega's allegations and intends to defend the case vigorously.

     On March 3, 1998, Iomega filed suit in France in the Paris Court of First Instance against the Company, its French subsidiary, SyQuest Technology SARL ("SyQuest SARL"), and a distributor of the Company's products in France alleging, among other things, that the Company's SyJet cartridges infringe Iomega's cartridge design rights and a recently issued patent. The complaint requests money damages and an injunction against the Company from further infringement. Iomega subsequently requested summary proceedings in which it made a motion to enjoin the Company from selling SyJet cartridges in France based on the alleged infringement and to block sales of certain of the Company's products in France. A hearing was held in Paris on April 3, 1998, and the French court issued an order on April 30, 1998 denying Iomega's motion to enjoin sales of SyJet cartridges. The Company believes that no valid patent claims or designs of Iomega are infringed by its SyJet product and will continue to defend the action vigorously.

     On April 29, 1998, Iomega filed suit in France in the Paris Court of First Instance against the Company, its French subsidiary, SyQuest SARL, and a distributor of the Company's products in France. The suit alleges that the Company's SparQ 1.0 gigabyte cartridge infringes Iomega's design for its Jaz cartridge and Iomega's European patent application number 956002B.4 relating to an anti-rattle mechanism. The Company believes that no valid patent claims or designs of Iomega are infringed by its SparQ product and intends to defend the action vigorously.

     On or about June 10, 1997, the Company initiated litigation against Castlewood Systems, Inc. and eleven former Company employees in Santa Clara Superior Court, entitled SyQuest Technology, Inc. v. Castlewood Systems, Inc.,
                         _____________________________________________________
et al. (Case No. 766757), asserting ten (10) causes of action, including claims
______
for misappropriation of trade secrets, unfair competition, and breach of fiduciary duty. The complaint seeks money damages and an injunction from engaging in such conduct. On or about July 16, 1997, Castlewood filed a cross-complaint against the Company, alleging three causes of action (interference with prospective economic advantage, unfair competition and trade libel) and seeking damages and injunctive relief. Since that time, the parties have engaged primarily in hearings before Thomas E. Schatzel, Esq., the Court-appointed Discovery Referee, to finalize the Company's identification of trade secrets in accordance with the requirements of the California Code of Civil Procedure section 2019 (d), which was deemed acceptable by such Referee on October 20, 1997, and to adjudicate the discovery matters between the parties. Discovery is under way, and there can be no assurance as to what financial effect this litigation may have on the Company.

     On January 27, 1997, the Company filed a lawsuit in Federal District Court in the Northern District of California, entitled SyQuest Technology,
                                                 __________________
Inc. v. Nomai. S.A. et al. (Case No. C97-0271 FMS) (the "Nomai Action").
_________________________
The Lawsuit named as defendants Nomai, S.A., Nomus, Inc. (Nomai, S.A. and Nomus, Inc. sometimes hereinafter referred to as "Nomai"), Marc Frouin, Herve Frouin, Electronique d2 and La Cie Ltd., certain competitors and/or manufacturers and their shareholders. The Nomai Action alleged patent, trademark and copyright infringement, unfair competition, breach of contract and other claims arising out of the use by Nomai and others of the Company's proprietary technology in certain of Nomai's competing products. The suit seeks to block further sales of such products and damages deriving from harm done to the Company by this conduct. During April through June 1997, Nomai, S.A., Marc Frouin and Herve Frouin (collectively the "Nomai Parties") filed certain cross-complaints against the Company. The Company, Nomai, S.A. and the Nomai Parties have resolved their respective claims in the Nomai Action, pursuant to a settlement agreement. In accordance with that settlement agreement, the parties filed a Stipulation to Dismiss with prejudice the Company's complaint and the Nomai Parties' cross-complaints on December 16, 1997. The Nomai Action remains pending against defendants Electronique d2 and La Cie Ltd.

     On March 7, 1997, RKS Design, Inc. filed suit against the Company alleging that the Company failed to pay $48,394.21 of interest charges on fees charged for design services rendered to its EZ Flyer and SyJet products. The suit requests damages including profits associated with these products, interest and attorneys' fees. The Company has filed a counterclaim asserting, among other things, that no amount is owing to RKS, and that the Company is entitled to a refund of certain overpayments made to RKS. The Company does not believe that this claim will have a material adverse effect on the Company's financial position or results of operations.

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position and results of operations, and may require material changes in production processes and products. Several companies have individually contacted the Company concerning its alleged use of intellectual property belonging to them. Companies that have contacted the Company include one company that has alleged that the Company's products infringe six U.S. patents. It is the Company's belief that the claims are without merit or that the infringement claims relate to component parts purchased from vendors. The Company also believes that in the event this company prevailed on its claims, the Company would be indemnified by its vendors for any liability arising from the alleged infringements and that this matter would not have a material adverse effect on its financial condition or results of operations. Another company has notified the Company that it believes a number of the Company's removable cartridge hard drive products infringe several of that company's patents relating to the use of spin motors in disc drives. The Company believes that its removable cartridge hard drive products do not infringe the claims of these patents and that some or all of the asserted patents are invalid.

     Securities Class Action and Derivative Litigation

     The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2,
                              _________________________________
1996) and Belleza, et al. v. Iftikar, et al. (filed May 24, 1996) have been
          __________________________________
brought in the United States District Court for the Northern District of California and have been assigned to the Honorable Vaughn Walker (collectively, the "Federal Lawsuits"). Certain current and former officers and directors also have been named as defendants in the Federal Lawsuits. The plaintiffs in the Federal Lawsuits purport to represent a class of all persons who purchased the Company's common stock between October 21, 1994 and February 1, 1996. The Federal Lawsuits allege that the defendants violated the federal securities laws through certain alleged material misrepresentations and omissions and seek unspecified damages. In general, the litigation alleges insider trading by certain officers and directors of the Company, failures to disclose on a timely basis contamination problems in the SQ3270 drive, failure to disclose on a timely basis that the EZ135 drive could not be sold profitably given the cost of production, and the failure of certain of the Company's financial statements to reflect properly the value of inventory relating to those two drives. In January 1997, the federal court denied the motion of certain plaintiffs to be appointed lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") on the ground, inter alia, that the plaintiffs' published notice to the class did not constitute adequate notice of the litigation under the Reform Act. In July 1997, the Court denied a motion for reconsideration of its prior order and directed the plaintiffs to issue a revised notice and/or amend their complaint by August 22, 1997, or be subject to a motion to dismiss or for summary judgment. Plaintiffs have informed the Court that they elect to stand on the existing notice and complaint.

     The third suit, a purported class action entitled Gary S. Kaufman v.
                                                       __________________
SyQuest Technology Inc., et al., was filed on March 25, 1996, in the Superior
_______________________________
Court of the State of California for the County of Alameda (the "Kaufman Lawsuit"). The fourth purported class action, entitled Ravens, et al. v.
                                                       _________________
Iftikar, et al., was filed on October 11, 1996, in the Superior Court of the
_______________
State of California for the County of Alameda (the "Ravens Lawsuit"). The Kaufman Lawsuit and the Ravens Lawsuit (collectively the "State Court Lawsuits") have been consolidated and a Consolidated Amended Complaint was filed on December 6, 1996. The allegations are essentially the same as in the Federal Lawsuits and seek unspecified damages and punitive damages on behalf of all persons who purchased the Company's common stock from October 21, 1994 through February 1, 1996. Pursuant to a Stipulation and Order entered on August 6, 1997, the State Court Lawsuits have been referred to mediation before a retired federal judge.

     On May 14, 1996, the Company was served with a shareholder derivative action filed in the Superior Court of the State of California for the County of Alameda entitled John Nitti, et al. v. Syed Iftikar, et al. (the "Derivative
                 _________________________________________
Lawsuit"). On July 22, 1996, plaintiffs filed an amended complaint. The action seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Company is a nominal defendant in the action. The complaint alleges that the officers and directors issued false and misleading information and sold shares of the Company's stock at artificially inflated prices. The allegations are essentially the same as those in the putative class actions. Counsel for plaintiffs in the Derivative Lawsuit are participating in the mediation ordered for the State Court Lawsuits described above.

     The Company intends to defend the Federal Lawsuits, the State Court Lawsuits and the Derivative Lawsuit vigorously, but there can be no assurance as to the outcome or the financial effect, if any, the litigation may have on the Company. If there is an adverse result, the Company does not expect any particular product line to be affected as the plaintiffs seek monetary damages rather than injunctive relief. Nevertheless, a materially unfavorable outcome could have an adverse effect on the Company's financial condition, results of operations and cash flow. No loss contingency has been established for these lawsuits as the amount of losses, if any, are not yet determinable or reasonably estimable.

     From time to time, the Company is involved in litigation that it considers to be in the normal course of business. Other than as set forth above, the Company was not engaged in any legal proceedings as of March 31, 1998, which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operation.

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See "Risk Factors -- Intellectual Property Litigation" for a description of certain lawsuits filed against the Company by Iomega Corporation in France during the quarter ended March 31, 1998.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 1998, the Company issued Series 7 convertible preferred stock for $28.8 million in net proceeds and also received net proceeds of approximately $17.1 million from the exercise of outstanding warrants. Further, an additional 5.1 million warrants were issued in conjunction with the issuance of Series 7 preferred stock.

     During the quarter ended March 31, 1998, certain holders of the Company's Series 4 and Series 5 preferred stock converted their preferred stock into common stock. The conversions resulted in the issuance of a total of 3,541,571 shares of common stock in exchange for 197 shares of the Company's Series 4 preferred stock and 8,818 shares of the Company's Series 5 preferred stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENT
------------            -----------------------
4.1                     Certificate of Designations, Preferences and Rights of
                        5% Cumulative Convertible Preferred Stock, Series 6, filed herewith.

4.2 Certificate of Designations, Performances and Rights of 5% Cumulative Convertible Preferred Stock, Series 7. Incorporated by Reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 13, 1998.

27.1                    Financial Data Schedule


b. Reports on Form 8-K. The Company filed three reports on Form 8-K during the quarter ended March 31, 1998. These reports are summarized below.

                 A current report on Form 8-K, dated February 13, 1998, was filed by the Company reporting under item 5 the sale of its Series 7 preferred stock and under item 7 a related press release.

                 A current report on Form 8-K, dated February 17, 1998, was filed by the Company reporting under item 5 the sale of additional Series 7 preferred stock.

                 A current report on Form 8-K, dated March 25, 1998, was filed by the Company reporting under item 5 the issuance of certain equity securities, and under item 7 a related press release.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 05/15/98                        SyQuest Technology, Inc. (Registrant)



                                       By:  /s/ EDWIN L. HARPER
                                            ----------------------------
                                            Edwin L. Harper
                                            President and
                                            Chief Executive Officer



Dated: 05/15/98                        By:  /s/ MICHAEL K. CLEMENS
                                            ----------------------------
                                            Michael K. Clemens
                                            Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit
Index                       Description of Document
-------                     -----------------------
4.1                         Certificate of Designations, Preferences and Rights
                            of 5% Cumulative Convertible Preferred Stock, Series
                            6, filed herewith.

4.2 Certificate of Designations, Preferences and Rights of 5% Cumulative Convertible Preferred Stock, Series
                            7. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 13, 1998.

27.1                        Financial Data Schedule