Form 10-Q
period 1998-06-30
SYQUEST TECHNOLOGY INC
filed 1998-08-14
CIK 880865

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER 0-19674
                           ________________________

                            SYQUEST TECHNOLOGY, INC.
                                  (REGISTRANT)


        DELAWARE                                           (94-2793941
(STATE OR OTHER JURISDICTION OF                        IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

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

     As of July 31, 1998, 128,492,371 shares of the Registrant's common stock, $0.0001 par value, were issued and outstanding.

                                     INDEX

                            SYQUEST TECHNOLOGY, INC.

                                                                                                        PAGE
                                                                                                       ------

PART I   FINANCIAL INFORMATION

ITEM 1.  Consolidated Condensed Financial Statements

       Consolidated Condensed Statements of Operations -
        Three months and nine months ended June 30, 1998 and June 30, 1997                                 3

       Consolidated Condensed Statements of Financial Condition - June 30, 1998
        and September 30, 1997                                                                             4

       Consolidated Condensed Statements of Cash Flow - Nine months
        ended June 30, 1998 and June 30, 1997                                                              5

Notes to Consolidated Condensed Financial Statements - June 30, 1998                                     6-11


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results Operations             12-25

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                 26

ITEM 2.  Changes in Securities                                                                             26

ITEM 6.  Exhibits and Reports on Form 8-K                                                                  26

SIGNATURES                                                                                                 27

                           SYQUEST TECHNOLOGY, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF RESULTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                --------------------  ---------------------
                                                                                      JUNE 30,                JUNE 30,
                                                                                --------------------  ---------------------
                                                                                  1998       1997        1998       1997
                                                                                ---------  ---------  ----------  ---------
Net revenue                                                                     $ 44,742   $ 31,709   $ 123,831   $ 96,806
Cost of revenue                                                                   51,119     30,829     143,993     98,146
                                                                                --------   --------   ---------   --------
        Gross profit (loss)                                                       (6,377)       880     (20,162)    (1,340)

Operating Expenses:
        Selling, general and administrative                                       22,856      6,941      67,751     30,998
        Research and development                                                   3,378      3,712      10,796     15,430
                                                                                --------   --------   ---------   --------
        Total operating expenses                                                  26,234     10,653      78,547     46,428
                                                                                --------   --------   ---------   --------
        Loss from operations                                                     (32,611)    (9,773)    (98,709)   (47,768)

Financing charge on other obligations                                             (8,991)         -      (8,991)         -
Net interest expense                                                                (874)      (899)     (2,173)    (3,437)
                                                                                --------   --------   ---------   --------
Loss before income taxes                                                         (42,476)   (10,672)   (109,873)   (51,205)
Provision for income taxes                                                            15          -         888          -
                                                                                --------   --------   ---------   --------
Net loss                                                                         (42,491)   (10,672)   (110,761)   (51,205)
                                                                                --------   --------   ---------   --------
Value assigned to warrants issued in conjunction with preferred stock
 offerings                                                                             -     (2,550)     (2,100)    (2,550)

Preferred stock dividends                                                           (430)      (394)       (761)    (1,658)

Effect of incremental yield embedded in conversions terms                                                           (5,300)
                                                                                --------   -------    ---------   --------

Net loss applicable to commonstock holders                                      $(42,921)  $(13,616)  $(113,622)  $(60,713)
                                                                                ========   ========   =========   ========
Basic and diluted loss per share                                                  $(0.42)    $(0.31)     $(1.40)    $(2.14)
                                                                                ========   ========   =========   ========
Weighted average shares                                                          101,647     44,054      81,204     28,415
                                                                                ========   ========   =========   ========

See notes to consolidated condensed financial statements

                           SYQUEST TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS)

                                                                     JUNE 30,         SEPTEMBER 30,
                         ASSETS                                        1998               1997
-----------------------------------------------------------      ----------------  ---------------------
Current assets:
     Cash and cash equivalents                                     $  13,432              $   7,083
     Accounts receivable, net                                         20,281                 19,535
     Inventories, net                                                 46,652                 26,737
     Prepaid expenses and deposits                                     7,627                  6,049
                                                                   ---------              ---------
          Total current assets                                        87,992                 59,404

     Net property, equipment and leasehold improvements               27,659                 22,999
     Other assets                                                        228                    246
                                                                   ---------              ---------
                                                                   $ 115,879              $  82,649
                                                                   =========              =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------
Current liabilities:
          Short term borrowings                                    $  16,034              $  23,291
          Accounts payable                                            36,607                 14,800
          Accrued expenses and other liabilities                      15,603                 15,532
          Current portion of long-term debt                            2,172                  4,345
                                                                   ---------              ---------
               Total current liabilities                              70,416                 57,968
                                                                   ---------              ---------
Long-term debt                                                         2,315                  4,024
Other long-term liabilities                                              906                    959
Mandatory redeemable warrants                                          2,672                 14,085
Other obligations                                                     20,710                      -

Stockholders' equity:

          Preferred stock                                                  -                      -
          Common stock                                                    13                      6
          Additional paid in capital                                 346,767                222,766
          Treasury stock                                             (12,855)               (12,855)
          Retained deficit                                          (315,065)              (204,304)
                                                                   ---------              ---------
          Total stockholders' equity                                  18,860                  5,613
                                                                   ---------              ---------
                                                                   $ 115,879              $  82,649
                                                                   =========              =========

See notes to consolidated condensed financial statements

                           SYQUEST TECHNOLOGY, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                   NINE MONTHS  ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                     1998              1997
                                                                               -----------------  ---------------
Operating Activities:
     Net loss                                                                         $(110,761)        $(51,205)
     Adjustments to reconcile net loss to cash used in operating activities:
          Financing charge on other obligations                                           8,991                -
          Depreciation                                                                    4,279            8,434
          Capital Asset Write-Offs                                                          560            3,287
          Compensation cost in stock option plans                                         1,328               --
          Other                                                                              --               95
   Net changes in current assets and current liabilities:
     Accounts receivable                                                                   (746)           6,499
     Inventories                                                                        (19,915)         (14,393)
     Accounts payable                                                                    21,807             (860)
     Accrued expenses and other liabilities                                                 342             (819)
     Prepaid expenses and other                                                            (652)          (4,414)
                                                                               -----------------  ---------------
     Net cash used in operating activities                                              (94,767)         (53,376)

Investing activities:
     Purchases of equipment and leasehold improvements                                   (9,499)          (3,929)
     Other assets                                                                            --            1,530
                                                                               -----------------  ---------------
     Net cash used in investing activities                                               (9,499)          (2,399)

Financing activities:
     Net proceeds from issuance of common stock                                          83,225            8,916
     Net proceeds from issuance of preferred stock                                       38,931           60,800
     Net (repayment of) proceeds from bank borrowings                                    (7,257)           3,254
     Repayments on long term debt                                                        (4,284)         (13,394)
                                                                               -----------------  ---------------
     Net cash provided by financing activities                                          110,615           59,576

Net increase in cash and cash equivalents                                                 6,349            3,801
Cash and cash equivalents at beginning of the period                                      7,083            3,670
                                                                               -----------------  ---------------
Cash and cash equivalents at end of the period                                        $  13,432         $  7,471
                                                                               =================  ===============

           See notes to consolidated condensed financial statements

                           SYQUEST TECHNOLOGY, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1998

NOTE 1 -- BASIS OF PRESENTATION

  The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the 24 month period ended June 30, 1998, the Company incurred aggregated consolidated net losses of $189.9 million, including a net loss of approximately $68.7 million for the year ended September 30, 1997 and a net loss of approximately $110.8 million for the first nine months of fiscal 1998. Working capital was $17,576,000 at June 30, 1998, compared to $1,436,000 at September 30, 1997 and ($37,351,000) at
September 30, 1996.

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

  The Company introduced new products in November 1997 and incurred production start-up costs associated with the launch of those products that contributed to the losses reported for the fiscal quarters ended December 31, 1997, March 31, 1998 and June 30, 1998. The Company has funded the cumulative losses primarily through the sale of preferred and common stock and the sale of common stock at par value as an incentive to exercise outstanding warrants to purchase common stock. At the November 1997 Special Stockholders' Meeting, the stockholders approved an increase in the Company's authorized capital stock from 120 million common shares to 240 million common shares.

  Adverse market conditions in the personal computer and data storage industries have resulted in lower than anticipated unit shipments and sales prices of the Company's products. As a result, the Company has experienced significant revenue shortfalls, negative cash flow, a lack of liquidity and excess inventory. The Company anticipates continuing losses during its fourth quarter ending September 30, 1998, commensurate with the losses incurred during the first three quarters of fiscal 1998.

  The Company's existing capital resources are insufficient to fund operations through the remainder of its fiscal year ending September 30, 1998. The Company will look to proceeds from the exercise of outstanding warrants issued in connection with previously completed financings, or from sales of common or preferred stock, or debt securities to fund operations until market conditions improve. The Company has no agreements with investors or potential investors to exercise warrants or sell equity or debt securities, however, and there is no assurance that the Company will be able to secure such additional financing. Without such additional funding, there is no assurance that the Company will be able to continue as a going concern.

  Cash proceeds could be raised upon exercise of outstanding warrants; however, the outstanding warrants do not include any demand or call provisions. To induce existing warrant holders to exercise their warrants management may have to offer discounts to the contractual exercise prices, issue exchange warrants at market or negotiated discount exercise prices or provide other incentives. From March through June 1998, the Company sold a total of 17,475,736 shares of common stock to certain investors at par value as incentives for the investors to exercise their outstanding warrants.

  If management is unable to raise equity capital through the exercise of outstanding warrants, the Company may have to offer for sale additional convertible preferred stock or debt instruments such as convertible debentures. There can be no assurance, however, that such financings would be available when needed, if at all, or on favorable terms and conditions. The existence of the Company's outstanding convertible preferred stock, warrants and options is likely to affect, materially and adversely, the terms on which the Company can obtain additional financing. Moreover, the holders of such convertible securities, warrants and options can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such convertible securities, warrants and options.

  The precise amount and timing of the Company's future funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market conditions in the personal computer and data storage industries, the demand for the Company's products, the quality of product development efforts, availability of critical components, management of working capital, and continuation of normal payment terms and conditions for purchase of materials and services.

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

  Operating results for the three and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended September 30, 1997.


NOTE 2 -- INVENTORIES

  Inventories are comprised of the following:

                                 JUNE 30,         SEPTEMBER 30,
                                   1998                1997
                            ------------------  ------------------
                                        (IN THOUSANDS)
Raw materials                 $14,307               $13,675
Work in process                 6,486                 6,840
Finished goods                 25,859                 6,222
                            ------------------  ------------------
                              $46,652               $26,737
                            ==================  ==================

NOTE 3 -- NET LOSS PER SHARE

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", during fiscal 1998.

  The computation of net loss per share for the quarter ended June 30, 1998 includes an adjustment related to the computation of earnings per share applicable to common shareholders of $0.4 million, representing preferred stock dividends. Absent this adjustment, the net loss per share applicable to the operations of the business would be $(0.42). The computation of net loss per share for the nine months ended June 30, 1998 includes adjustments related to the computation of earnings per share applicable to common stockholders of $2.1 million, representing the value assigned to warrants issued in connection with Series 5 preferred stock, and $0.8 million, representing preferred stock dividends. Absent these adjustments, the net loss per share applicable to the operations of the business would be $(1.36). The net loss per share has decreased during the periods presented primarily due to the increased number of common shares outstanding.

  The basic net loss per share amount for the three and nine-month periods ended June 30, 1998 are based on the weighted average number of shares of common stock outstanding during the period.

  Options, warrants and common shares issuable on the conversion of preferred stock have been excluded from the computation of diluted earnings per share, as they are anti-dilutive.

                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS    THREE MONTHS   NINE MONTHS   NINE MONTHS
                                                   ENDED            ENDED         ENDED         ENDED
                                                  JUNE 30,        JUNE 30,       JUNE 30,      JUNE 30,
                                                    1998           1997           1998          1997
                                                ------------    ------------   -----------   -----------
Net Loss                                          $(42,491)      $(10,672)     $(110,761)     $(51,205)

Value assigned to warrants issued in
   conjunction with preferred stock offerings          ---         (2,550)        (2,100)       (2,550)

       Cumulative preferred stock dividends           (430)          (394)          (761)       (1,658)

       Effect of incremental yield embedded in
          conversions terms                            ---            ---            ---        (5,300)
                                                ------------    ------------   -----------   -----------
       Net loss applicable to common
          stockholders                            $(42,921)      $(13,616)     $(113,622)     $(60,713)
       Weighted average shares                     101,647         44,054         81,204        28,415
       Basic and diluted loss per share           $  (0.42)      $  (0.31)     $   (1.40)     $  (2.14)

NOTE 4 -- LINES OF CREDIT

    In May 1998, the Company renegotiated its domestic line of credit with a financial institution, continuing the existing terms and extending the line through May 31, 1999. The line provides for a limit on borrowings of the lesser of $30.0 million or 80 percent of eligible accounts receivable. As of June 30, 1998, approximately $13.7 million of borrowings were outstanding under the line.

    Pursuant to the terms of its line of credit, the Company is required to meet or exceed certain financial performance criteria on a quarterly basis (the "Financial Covenants"). The Company's lender has verbally notified the Company that a written waiver of the Financial Covenants for the Company's third quarter ended June 30, 1998, will be provided if the Company does not comply with the Financial Covenants. Without such a waiver, the Company would be in default under its line of credit.

    The Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn Bhd (M), has a banking facility with a Malaysian financial institution expiring September 1998 and consisting of a line of credit with an outstanding balance of (RM) 9.6 million (approximately $2.3 million) and a term loan with an outstanding balance of (RM) 9.6 million (approximately $2.3 million) at June 30, 1998. The subsidiary's building, equipment, inventory, and eligible receivables secure the facility. The existing line of credit limit will be reduced from (RM) 17.5 million (approximately $4.2 million) to (RM) 7.5 million (approximately $1.8 million). No further drawdown on the line of credit is allowed after June 1, 1998 until the limit reaches (RM) 7.5 million. No further drawdown is allowed against the term loan.

NOTE 5 -- OTHER OBLIGATIONS

    During the quarter ended June 30, 1998, upon review of its financing transactions completed during the quarter, the Company recorded a financing charge in the amount of $9.0 million. Management has determined such amount to be the maximum exposure and is currently in active renegotiations with regard to its ultimate settlement.

NOTE 6 -- CONVERTIBLE PREFERRED STOCK

    At June 30, 1998, the Company had issued and outstanding 46 shares of 5% cumulative convertible preferred stock, Series 3 (Series 3), 4,867 shares of 5% convertible preferred stock, Series 4 (Series 4), 7,940 shares of convertible preferred stock, Series 5 (Series 5), and 30,710 of 5% convertible preferred stock Series 7 (Series 7). Each of the holders of Series 3, Series 4 and Series 7 preferred stock is entitled to a 5% per share stock dividend.

NOTE 7 -- COMMON STOCK

    During the quarter ended June 30, 1998, the Company received proceeds of approximately $40.0 million from the exercise of outstanding stock purchase warrants. These transactions resulted in the issuance of approximately 29.5 million shares of common stock, including approximately 14.4 million shares that were issued as incentives to exercise the warrants.

    During the quarter ended June 30, 1998, approximately $2.5 million of mandatory redeemable warrants were exercised.

    During the quarter ended June 30, 1998, certain holders of the Company's Series 4, Series 5 and Series 7 preferred stock converted their preferred stock into common stock. The conversions resulted in the issuance of a total of 12,520,230 shares of common stock in exchange for 53,337 shares of the Company's Series 4 preferred stock, 13,242 shares of the Company's Series 5 preferred stock and 280 shares of the Company's Series 7 preferred stock.

    During the quarter ended March 31, 1998, the Company incurred a penalty due to the late registration of the shares of common stock underlying the Series 5 preferred stock. The penalty was calculated based on the terms of the Series 5 preferred stock agreements and consisted of cash penalties totaling approximately $0.6 million plus an additional 2.7 million warrants to be issued. In lieu of cash, the Company issued, in the quarter ended June 30, 1998, 221,878 shares of common stock to satisfy the cash penalty. The Company issued the penalty warrants in the quarter ended June 30, 1998.

NOTE 8 -- LITIGATION

    On March 3, 1998, Iomega filed suit in France in the Paris Court of First Instance against the Company, its French subsidiary, SyQuest Technology SARL ("SyQuest SARL"), and a distributor of the Company's products in France alleging, among other things, that the Company's SyJet cartridges infringe Iomega's cartridge design rights and a recently issued patent. The complaint requests money damages and an injunction against the Company from further infringement. Iomega subsequently requested summary proceedings in which it made a motion to enjoin the Company from selling SyJet cartridges in France based on alleged infringement and to block sales of certain of the Company's products in France. A hearing was held in Paris on April 3, 1998, and the French court issued an order on April 30, 1998, denying Iomega's motion to enjoin sales of SyJet cartridges. The Company believes that no valid patent claims or designs of Iomega are infringed by its SyJet product and will continue to vigorously defend the action.

    On April 29, 1998, Iomega filed suit in France in the Paris Court of First Instance against the Company, its French subsidiary, SyQuest SARL, and a distributor of the Company's products in France. The suit alleges that the Company's SparQ 1.0 gigabyte cartridge infringes Iomega's design for its Jaz cartridge and Iomega's European patent application number 956002B.4 relating to an anti-rattle mechanism. Iomega subsequently requested summary proceedings in which it made a motion to enjoin the Company and its French Subsidiary from selling SparQ cartridges in France, Italy, Germany and the United Kingdom based on the alleged patent infringement. A hearing was held in Paris on June 25, 1998, and the French court issued an order on July 3, 1998, granting Iomega's motion to enjoin sales of SparQ cartridges in France while rejecting Iomega's motion to enjoin sales of SparQ cartridges in Italy, Germany and the United Kingdom. The Company plans to appeal the July 3 order enjoining sales in France to the French court of appeals. The Company believes that no valid patent claims or designs of Iomega are infringed by its SparQ product and intends to defend the action vigorously.

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

NOTE 9 -- RECENT ACCOUNT PRONOUNCEMENTS

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

NOTE 10 -- SUBSEQUENT EVENT

    On August 6, 1998, the Company announced a restructuring and streamlining of its operations in a continuing effort to improve the Company's financial performance and in response to adverse market conditions in the personal computer and data storage industries. The restructuring includes the termination of all manufacturing operations in Fremont, California, a worldwide workforce reduction of approximately 950 people, a scaling-back of administrative, sales, marketing and research expenditures, as well as other cost-cutting moves at its Penang, Malaysia manufacturing facility.

    Effective August 10, 1998, the Company hired its new Chief Financial Officer and Treasurer, replacing the individual who has served as the acting Chief Financial Officer since April 30, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    Adverse market conditions in the personal computer and data storage industries have resulted in lower than anticipated unit shipments and sales prices of the Company's products. As a result, the Company has experienced significant revenue shortfalls, negative cash flow, a lack of liquidity and excess inventory. The Company anticipates continuing losses during its fourth quarter ended September 30, 1998, commensurate with the losses incurred during the first three quarters of its fiscal year.

    The Company's existing capital resources are insufficient to fund operations through the remainder of its fiscal year ending September 30, 1998. The Company will look to proceeds from the exercise of outstanding warrants or the sale of common or preferred stock or debt securities to fund operations until market conditions improve. The Company has no agreements with investors or potential investors to sell equity or debt securities, however, and there is no assurance that the Company will be able to secure such additional financing. Without such additional funding, there is no assurance that the Company will be able to continue as a going concern.

    The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the third fiscal quarter ended June 30, 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein, and with the Company's Consolidated Financial Statements and Notes thereto at September 30, 1997.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations and beliefs. Such forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Some of the factors that could cause actual results to differ materially include, among other factors, the continuation of adverse worldwide market conditions that create an imbalance in the supply and demand for the Company's products and pricing pressures, market acceptance of the Company's new products; shortages of critical components; shortage of cash to pay suppliers or other disruptions in the supply of key components; competitive pricing; excess or shortage of manufacturing capacity; industry competition; unanticipated manufacturing delays or costs; shortage of cash or other resources to implement marketing plans or fund other operations or capital expenditures; and adverse results of litigation. See "Risk Factors," below, as well as such other risks and uncertainties as are described in the Company's Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

RESULTS OF OPERATIONS

    The Company incurred a significant loss in the nine months ended June 30, 1998 primarily as a result of substantial expenses incurred for the advertising and marketing campaign associated with the launch of SparQ, the impact of price reductions in response to continued price competition, manufacturing start-up costs related to SparQ and an inability to ship against customer orders. The inability to ship against customer orders resulted primarily from production start-up inefficiencies related to SparQ, including manufacturing yield problems related to SyJet cartridges, late delivery of raw materials, and the need for additional tooling and capital equipment required for production.

    The Company continues to face significant risks associated with strong competition in the marketplace and acceptance of new products. The Company faces additional risks associated with technology and product development, shortages of components, changes in the Company's marketplace, and liquidity and cash availability issues. The Company historically has not carried a significant backlog of customer orders. Its customers tend to order product for immediate shipment and, as such, the Company does not have visibility on order rates and demand for its products generally beyond thirty days.

NET REVENUE

    Net revenue for the quarter ended June 30, 1998 was $44.7 million, compared to $31.7 million reported for the comparable prior year's quarter. The increase in net revenue for the current quarter resulted primarily from an approximately 161% increase in the number of systems sold and an approximately 53% increase in the number of cartridges sold from the quarter ended June 30, 1997. Net revenue for the nine months ended June 30, 1998 was $123.8 million, compared to $96.8 million for the comparable period in the prior year. The increase in net revenue resulted primarily from sales of SparQ systems and cartridges, offset by a decrease in net revenue from the Company's older "Legacy" products and the EZ Flyer 230 product. The decrease in net revenue from the EZ Flyer product resulted from price reductions and volume decreases effected since the comparable prior year's period. The percentage mix of total revenue by product family compared to the comparable prior year's quarter was:

                                         CURRENT YEAR       PRIOR YEAR
                                        -------------     -------------
                                              Q3                Q3
                                        -------------     -------------
Legacy products                                  3.5%             26.5%
EZ Flyer and SyJet products                       25%             73.5%
SparQ products                                  71.5%                0%
Total                                            100%              100%

    Factors such as slow sell through rates in the sales channels, price pressures on the Company's products, competitive product introductions and component shortages may continue to have an adverse impact on net revenue.

GROSS PROFIT (LOSS)

    The Company reported a gross loss for the quarter ended June 30, 1998 of $(6.4) million, compared to a gross profit of $0.9 million in the same prior year's quarter, and reported a gross loss of $(20.2) million for the nine months ended June 30, 1998, compared to a gross loss of $(1.3) million in the same prior year's period. The increase in the gross loss for the three and nine month periods ended June 30, 1998, compared to the same periods in the prior year, resulted primarily from a reduction in product prices effected in November 1997 on SyJet drives and SyJet and EZ Flyer 230 cartridges, a reduction in product prices effected in June 1998 on EZ Flyer 230 Drives, a reduction in the mix of revenue from the "Legacy" products which were comprised predominantly of cartridges that realize a higher gross profit than drives, scrap and rework costs related to a reduction in cartridge yields in manufacturing, and new product production start-up costs related to the SparQ product line.

    Factors such as volatility in the drive and cartridge markets, unexpected production delays and costs, and an inability to meet production schedules and sales demand may continue to have an adverse effect on gross profits. Consequently, there can be no assurances that the Company will achieve profitability in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the quarter ended June 30, 1998, selling, general and administrative expenses totaled $22.9 million, or 51 percent of net revenue, compared to $6.9 million, or 22 percent of net revenue, for the same prior year's quarter. Selling, general and administrative expenses totaled $67.8 million for the nine months ended June 30, 1998, or 55 percent of net revenue, compared to $31.0 million, or 32 percent of net revenue, for the same period in the prior year. The significant increase in expenses during the three and nine month periods ended June 30, 1998, compared to the same periods in the prior year, resulted primarily from increased expenses associated with the Company's new sales and marketing campaign which included programs aimed at stimulating sales demand on newer products, and increased legal fees incurred during the period. The Company plans to continue to incur significant advertising and promotional expenses related to programs aimed at stimulating sales demand, but not to the extent incurred during the nine months ended June 30, 1998.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses for the quarter ended June 30, 1998 were $3.4 million, or 8 percent of net revenue, compared to $3.7 million, or 12 percent of net revenue, for the same prior year's quarter. For the nine months ended June 30, 1998 research and development expenses were $10.8 million, or 9 percent of net revenue, compared to $15.4 million, or 16 percent of net revenue, in the same period in the prior year. The decrease in expense was principally the result of the Company's ongoing efforts to focus engineering on its primary core products. The Company believes that it must continue to make significant investments in research and development to effectively compete in its markets.

FINANCING CHARGE ON OTHER OBLIGATIONS

    During the quarter ended June 30, 1998, upon review of its financing transactions completed during the quarter, the Company recorded a financing charge in the amount of $9.0 million. Management has determined such amount to be the maximum exposure and is currently in active renegotiations with regard to its ultimate settlement.

INTEREST EXPENSE

    Net interest expense was $0.9 million for the quarter ended June 30, 1998, compared to $0.9 million for the same quarter of the prior year. For the nine months ended June 30, 1998 net interest expense was $2.2 million, compared to $3.4 million for the same period in the prior year. The decrease for the nine month period resulted primarily from a decrease in the average outstanding borrowings during the current fiscal year.

INCOME TAX EXPENSE

    The tax provision reported for the nine months ended June 30, 1998 relates to foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's existing capital resources are insufficient to fund operations through the remainder of its fiscal year ending September 30, 1998. The Company will look to proceeds from the exercise of outstanding warrants or sale of common or preferred stock or debt securities to fund operations until market conditions improve. The Company has no agreements with investors or potential investors to sell equity or debt securities, however, and there is no assurance that the Company will be able to secure such additional financing. Without such additional funding, there is no assurance that the Company will be able to continue as a going concern.

    Adverse market conditions in the personal computer and data storage industries have resulted in lower than anticipated unit shipments and sales prices of the Company's products. As a result, the Company has experienced significant revenue shortfalls, negative cash flow, a lack of liquidity and excess inventory. The Company anticipates continuing losses during its fourth quarter ended September 30, 1998, commensurate with the losses incurred during the first three quarters of its fiscal year.

    The Company incurred net losses during the 24 month period ended June 30, 1998, totaling approximately $189.9 million, including a net loss of approximately $110.8 million during the nine months ended June 30, 1998. The lack of cash flow and available funds caused by the accumulated losses have adversely affected the Company's product delivery and marketing efforts, restricted flexibility in payment terms required by suppliers and manufacturers, limited access to credit, affected employee recruitment and retention, and diverted management time and attention.

    The Company funded its working capital requirements and capital expenditures during the period October 1996 through June 1998 through a combination of existing cash resources, asset-based borrowings and a series of capital financing transactions. During this period, the Company raised gross proceeds of approximately $220 million from sales to private investors of convertible preferred stock, common stock and warrants. During the nine months ended June 30, 1998, the Company raised approximately $122.3 million of additional capital primarily to fund the loss from operations and its sales and marketing programs aimed at stimulating demand for new products. During the quarter ended June 30, 1998, the Company raised approximately $40.0 million of additional capital from the exercise of outstanding warrants to purchase common stock.

    There can be no assurance that operating losses will not continue despite new product introductions due primarily to product start-up costs, competitive price reductions, the risk that the Company's new products may not be accepted in the marketplace and adverse market conditions in the personal computer market and data storage industries. Continuing operating losses will necessitate additional financings in the future. Factors such as higher interest rates, the inability to borrow without collateral, higher capital financing costs and limitations on further equity funding without stockholder approval or the unavailability of such funding will materially and adversely affect the Company's cash resources, cash flow and financial condition.

    At June 30, 1998, the Company had cash and short-term investments of $13.4 million, compared to $7.1 million at September 30, 1997. The increase in cash resulted from the exercise of outstanding stock purchase warrants, the issuance of convertible preferred stock and an increase in accounts payable. These increases were partially offset by the net loss recorded for the nine months ended June 30, 1998 and by increases in inventories, as well purchases of property and equipment and the payments made against debt balances during the period. The Company improved its net worth to $18.9 million at June 30, 1998, compared to $5.6 million at September 30, 1997. The improvement resulted primarily from proceeds related to the exercise of outstanding stock purchase warrants, the issuance of convertible preferred stock and the reclassification of mandatory redeemable warrants to equity, partially off-set by the net loss for the nine months ended June 30, 1998.

    Working capital improved from $1.4 million at September 30, 1997 to $17.6 million at June 30, 1998. This increase was primarily the result of an increase in cash and short-term investments of $6.3 million, an increase in inventories of $19.9 million, an increase in prepaid expenses of $1.6 million and a decrease in short term borrowings and debt totaling $9.4 million. The increases in working capital were partially offset by the increase in accounts payable of $21.8 million. The increase in inventories and accounts payable was primarily attributable to an increase in raw materials related to the new SparQ product and a ramp up of SparQ finished goods in order to promptly meet estimated future customer demand. Inventory turnover at June 30, 1998 was 4.1 times.

    In May 1998, the Company renegotiated its domestic line of credit with a financial institution, continuing the existing terms and extending the line through May 31, 1999. The line provides for a limit on borrowings of the lesser of $30.0 million or 80 percent of eligible accounts receivable. As of June 30, 1998, approximately $13.7 million of borrowings were outstanding under the line.

    Pursuant to the terms of its line of credit, the Company is required to meet or exceed certain financial performance criteria on a quarterly basis (the "Financial Covenants"). The Company's lender has verbally notified the Company that a written waiver of the Financial Covenants for the Company's third quarter ended June 30, 1998, will be provided if the Company does not comply with the Financial Covenants. Without such a waiver, the Company would be in default under its line of credit.

    The Company's manufacturing subsidiary in Penang, Malaysia, SyQuest Technology Sdn Bhd (M), has a banking facility with a Malaysian financial institution expiring September 1998 and consisting of a line of credit with an outstanding balance of (RM) 9.6 million (approximately $2.3 million) and a term loan with an outstanding balance of (RM) 9.6 million (approximately $2.3 million) at June 30, 1998. The subsidiary's building, equipment, inventory, and eligible receivables secure the facility. The existing line of credit limit will be reduced from (RM) 17.5 million (approximately $4.2 milllion) to (RM)
7.5 million (approximately $1.8 milllion). No further drawdown on the line of credit is allowed after June 1, 1998 until the limit reaches (RM)
7.5 million.  No further drawdown is allowed against the term loan.

    The Company raised significant funds during the nine months ended June 30, 1998. See Part II, Item 2 of this Form 10-Q. The Company will require additional equity funding to fund operations through the remainder of its fiscal year ending September 30, 1998, which, if available, will cause further dilution of the outstanding common stock. Further equity funding may require stockholder approval of each transaction and stockholder approval of an increase in the Company's authorized common stock.

    For the nine months ended June 30, 1998, the Company used $94.8 million in cash for operating activities and $9.5 million for capital expenditures.

    Management will seek additional equity capital primarily through the sale of common stock covered by currently outstanding warrants issued in conjunction with previously completed financings. However, the outstanding warrants do not include any demand or call provisions. To induce existing warrant holders to exercise their warrants management may have to offer discounts to the contractual exercise prices, issue exchange warrants at market or negotiated discount exercise prices or provide other incentives. From March through June 1998, the Company sold a total of 17,475,736 shares of common stock to certain investors at par value as incentives for the investors to exercise their outstanding warrants.

    If management is unable to raise equity capital through the exercise of outstanding warrants, the Company may have to offer for sale additional convertible preferred stock or debt instruments such as convertible debentures. There can be no assurance, however, that such financings would be available when needed, if at all, or on favorable terms and conditions. The existence of the outstanding convertible preferred stock, warrants and options is likely to affect, materially and adversely, the terms on which the Company can obtain additional financing. Moreover, the holders of such convertible securities, warrants and options can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such convertible securities, warrants and options.

    The Company's current negative cash flow position and liquidity problems could jeopardize existing terms under which SyQuest purchases key components from suppliers. The Company has exceeded 60 days in its payables to several suppliers, and consequently faces the risk that such suppliers could again require cash on delivery payments.

RISK FACTORS

    CHANGING ASSUMPTIONS ABOUT THE SIZE AND STRENGTH OF THE MARKET FOR THE COMPANY'S PRODUCTS

    The personal computer and data storage industries are currently experiencing significant oversupply and severe pricing pressures. The SparQ and SyJet products continued to be favorably received during the fiscal third quarter ended June 30, 1998, and into the fiscal fourth quarter, but the Company has been shipping into a significantly smaller and more price competitive market than anticipated. Management of the Company has revised sharply downward its assumptions about the size of the market, growth rates and competitive pricing for the SparQ and SyJet product lines to reflect prevailing conditions. Management has also taken steps to bring costs into alignment with demand by effecting a workforce reduction and closing a Fremont, California manufacturing facility, among other things.

    The reductions in revenues and margins, and increases in excess inventory caused by the prevailing market conditions have materially adversely affected the Company's current and anticipated operating results and liquidity. Even with the cost-cutting measures recently implemented by the Company, the Company will require additional cash from outside sources to fund operations for the remainder of its 1998 fiscal year and until market conditions improve. The inability to secure such financing will jeopardize the Company's continuing operations as a going concern.

    DILUTION OF COMMON STOCK

    To the extent that the Company's outstanding options and warrants are exercised or such convertible securities are converted, substantial dilution of the interests of the Company's stockholders is likely to result and the market price of the common stock could be materially adversely affected. Such dilution will be greater if the future market price of the common stock decreases, as the number of conversion shares to be issued will increase. For the life of such warrants, options and convertible securities, the holders will have the opportunity to profit from a rise in the price of the underlying securities. The existence of such warrants, options and convertible securities is likely to affect, materially and adversely, the terms on which the Company can obtain additional financing, and the holders of such warrants, options and convertible securities can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such warrants, options and convertible securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    At June 30, 1998, the Company had issued and outstanding 46 shares of Series 3 preferred stock, 4,867 shares of Series 4 preferred stock, 7,940 shares of Series 5 preferred stock and 30,710 shares of Series 7 preferred stock. Several of the Company's financings have included significant warrant coverage which, when exercised, will result in the issuance of additional shares of common stock. Assuming the conversion of all outstanding preferred stock, the exercise of outstanding warrants and the fulfillment of other existing commitments to issue common stock, approximately 89.5 million additional shares of common stock would be issued based on existing preferred stock and warrant balances outstanding as of July 31, 1998. Total shares outstanding at that date were approximately 128 million, providing a total of
217.5 million common shares outstanding if all convertible preferred stock is converted and warrants and options are exercised.

    As of June 30, 1998, the Company had outstanding options and warrants to purchase approximately 57.5 million shares of common stock. The exact number of shares of common stock issuable on conversion of the Series 4, Series 5 and Series 7 preferred stock (collectively, the "Preferred Stock") cannot be estimated with certainty because, generally, such issuances of common stock will vary inversely with the market price of the common stock at the time of such conversion, and there is no maximum limit on the number of shares of common stock that may be issuable. The number of shares of common stock issuable on conversion of the Preferred Stock is also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. Further, the Company may issue additional shares of Series 3, Series 4 and Series 7 preferred stock in lieu of cash dividends due the holders of such preferred stock.

    The Company has filed Registration Statements on Form S-8 under the Securities Act to register shares of Common Stock subject to stock options and to the Company's employee stock purchase plan that will permit the resale of such shares, subject to Rule 144 volume limitations applicable to affiliates of the Company and vesting restrictions. The Company has also registered the common stock issuable on exercise of the warrants and conversion of the convertible securities pursuant to prospectuses included in Registration Statement Nos. 333-7369, 333-17119, 333-28225 and 333-40329. Such registered shares can be sold without any
holding period or sales volume limitations. Registration No. 333-56597 is currently pending.

    SHORT SALES OF COMMON STOCK

    Because the number of shares of common stock issuable on conversion of the Preferred Stock increases as the price of the common stock decreases, the holders of the Preferred Stock benefit from a decrease in the market price of the common stock as it increases the number of shares of common stock issuable on the conversion of the Preferred Stock. Short sales of the Company's common stock have depressed its market price and increased its market volatility. Holders of the outstanding Preferred Stock are not prohibited from engaging in short sales of the Company's common stock, although they are subject to limitations of their ability to use shares of common stock received on conversion to cover short sales. Specifically, holders of Series 4 and Series 5 Preferred Stock are prohibited from using the common stock issuable on the conversion of the preferred stock or exercise of related warrants to cover any short sale position in the common stock. Holders of the Series 7 Preferred Stock are prohibited from using the common stock issuable on the conversion of the preferred stock or exercise of related warrants to cover any short sale position in the common stock existing prior to the issuance of the Series 7 Preferred Stock, but are not prohibited from using such shares to cover short sale positions established after the issuance of the Series 7 Preferred Stock.

    POTENTIAL LOSS OF NASDAQ LISTING

    The continuing listing requirements for inclusion on the Nasdaq National Market require that the Company's securities trade at over $1.00 per share. If the Company's common stock closes below $1.00 for 30 consecutive trading days, the Company will likely receive notification from Nasdaq that its common stock will be delisted from the Nasdaq National Market unless the stock closes at or above $1.00 for at least 10 consecutive trading days during the 90 day period following such notification. In addition, there are other minimum listing requirements that the Company must continually satisfy.

    Delisting from the Nasdaq National Market could adversely affect the liquidity and price of the Company's common stock. Moreover, investors may find it more difficult to dispose of or to obtain accurate quotations for the Company's common stock because the bid and asked quotations would be reported on an electronic bulletin board such as the OTC Bulletin Board or similar quotations medium.

    UNCERTAIN PROFITABILITY OR SUCCESSFUL TURNAROUND

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

    SHORTAGES OF CRITICAL COMPONENTS; ABSENCE OF SUPPLY CONTRACTS

    Many components incorporated in, or used in the manufacture of, the Company's products are currently only available from sole source suppliers. The Company purchases all of its sole and limited source components and equipment pursuant to purchase orders placed from time-to-time, and has no guaranteed supply arrangements. The inability to obtain sufficient components and equipment, obtain or develop alternative sources of supply at competitive prices and quality, or avoid manufacturing delays could prevent the Company from producing sufficient quantities of its products to satisfy market demand, result in delays in product shipments, increase the Company's material or manufacturing costs, or cause an imbalance in the inventory level of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company to modify the design of its products to use more readily available components, and such design modifications could result in increased costs and product performance problems. The Company's current negative cash flow position and liquidity problems could jeopardize existing terms under which SyQuest purchases key components from suppliers. The Company has exceeded 60 days in its payables to several suppliers, and consequently faces the risk that such suppliers could again require C.O.D. payments. Any or all of these problems could, in turn, result in the loss of customers, provide an opportunity for competing products to achieve market acceptance or increase market share and otherwise adversely affect the Company's business and financial results.

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


    DEPENDENCE ON PROPRIETARY TECHNOLOGY

    The Company's ability to compete effectively in its markets depends heavily on the establishment and maintenance of proprietary technologies. The Company relies on a combination of patent, copyright and trade secret law to protect the technology in its drives and cartridges. The Company holds numerous U.S. and foreign patent applications and patents relating to its drives and hard disk cartridges. Many of these patents and applications, however, do not pertain to the Company's recent product generations, and there can be no assurance as to the degree of protection afforded by these patents or the likelihood that additional patents will be issued pursuant to pending patent applications. Furthermore, there can be no assurance that third parties will not independently develop the same or similar technology, develop around the patented aspects of any of the Company's products or proposed products, or otherwise obtain access to the Company's proprietary technology. In particular, the Company's sales would be materially adversely affected if any unlicensed parties develop removable cartridges compatible with the Company's disk drives.

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

    On July 29, 1997, Iomega Corporation ("Iomega") initiated an action for patent and trademark infringement against SyQuest in the United States District Court for the District of Delaware. The suit alleges that SyQuest's SyJet and EZFlyer 230 products infringe United States Utility Patent No. 5,644,444, entitled "Read/Write Protect Scheme for a Disk Cartridge and Drive," and that the cartridges sold by SyQuest for use with its SyJet and EZFlyer 230 products infringe United States Design Patent No. Des. 378,518, entitled "Computer Storage Disk Cartridge." The suit further alleges that SyQuest has infringed Iomega's claimed "Jet" trademark and engaged in unfair competition through the use of the "SyJet" name for one of its products. Iomega seeks a judgment of infringement, monetary damages, injunctive relief, disgorgement of profits, and trebled actual damages on the disputed products. Iomega also seeks exemplary damages and attorney's fees based on SyQuest's alleged willful infringement of Iomega's patents and claimed trademark. SyQuest has filed an answer and counterclaim denying infringement and requesting a declaratory judgment that the patents-in-suit are invalid and not infringed. The case is in the discovery stage. In interrogatory responses served December 3, 1997, Iomega asserted that SyQuest's recently introduced SparQ and Quest products infringe Iomega's design patent and that it is investigating whether it believes that the SparQ or Quest products infringe Iomega's utility patent. The Court has set a trial date of January 11, 1999. SyQuest believes it has meritorious defenses to Iomega's allegations and intends to defend the case vigorously.

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

    On April 29, 1998, Iomega filed suit in France in the Paris Court of First Instance against the Company, its French subsidiary, SyQuest SARL, and a distributor of the Company's products in France. The suit alleges that the Company's SparQ 1.0 gigabyte cartridge infringes Iomega's design for its Jaz cartridge and Iomega's European patent application number 956002B.4 relating to an anti-rattle mechanism. Iomega subsequently requested summary proceedings in which it made a motion to enjoin the Company and its French Subsidiary from selling SparQ cartridges in France, Italy, Germany and the United Kingdom based on the alleged patent infringement. A hearing was held in Paris on June 25, 1998, and the French court issued an order on July 3, 1998, granting Iomega's motion to enjoin sales of SparQ cartridges in France while rejecting Iomega's motion to enjoin sales of SparQ cartridges in Italy, Germany and the United Kingdom. The Company plans to appeal the July 3 order enjoining sales in France to the French court of appeals. The Company believes that no valid patent claims or designs of Iomega are infringed by its SparQ product and intends to defend the action vigorously.

    On or about June 10, 1997, the Company initiated litigation against Castlewood Systems, Inc. and eleven former Company employees in the Superior Court of the State of California for the County of Santa Clara, entitled SyQuest
                                                                         -------
Technology, Inc. v. Castlewood Systems, Inc., et al. (Case No. 766757),
----------------------------------------------------
asserting ten (10) causes of action, including claims for misappropriation of trade secrets, unfair competition, and breach of fiduciary duty. The complaint seeks money damages and an injunction from engaging in such conduct. On or about July 16, 1997, Castlewood filed a cross-complaint against the Company, alleging three causes of action (interference with prospective economic advantage, unfair competition and trade libel) and seeking damages and injunctive relief. Since that time, the parties have engaged primarily in hearings before Thomas E. Schatzel, Esq., the Court-appointed Discovery Referee, to finalize the Company's identification of trade secrets in accordance with the requirements of the California Code of Civil Procedure section 2019 (d), which was deemed acceptable by such Referee on October 20, 1997, and to adjudicate the discovery matters between the parties. Discovery is under way, and there can be no assurance as to what financial effect this litigation may have on the Company.

    On January 27, 1997, the Company filed a lawsuit in the United States District Court for the Northern District of California, entitled SyQuest
                                                                 -------
Technology, Inc. v. Nomai. S.A. et al. (Case No. C97-0271 FMS) (the "Nomai
--------------------------------------
Action"). The lawsuit named as defendants Nomai, S.A., Nomus, Inc. (Nomai, S.A. and Nomus, Inc. sometimes hereinafter referred to as "Nomai") Marc Frouin, Herve Frouin, Electronique d2 and La Cie Ltd., certain competitors and/or manufacturers and their shareholders. The Nomai Action alleged patent, trademark and copyright infringement, unfair competition, breach of contract and other claims arising out of the use by Nomai and others of the Company's proprietary technology in certain of Nomai's competing products. The suit seeks to block further sales of such products and damages deriving from harm done to the Company by this conduct. During April through June 1997, Nomai, S.A., Marc Frouin and Herve Frouin (collectively the "Nomai Parties") filed certain cross-complaints against the Company. The Company, Nomai, S.A. and the Nomai Parties have resolved their respective claims in the Nomai Action, pursuant to a settlement agreement. In accordance with that settlement agreement, the parties filed a Stipulation to Dismiss with prejudice the Company's complaint and the Nomai Parties' cross-complaints on December 16, 1997. The Nomai Action remains pending against defendants Electronique d2 and La Cie Ltd.

    On March 7, 1997, RKS Design, Inc. ("RKS") filed suit against the Company in the Superior Court of the State of California for the County of Los Angeles, entitled RKS Design, Inc. v. SyQuest Technology, Inc., et al., alleging that the
         -----------------------------------------------------
Company failed to pay $48,394.21 of interest charges on fees charged for design services rendered to its EZ Flyer and SyJet products. The suit requests damages including profits associated with these products, interest and attorneys' fees. The Company has filed a counterclaim asserting, among other things, that no amount is owing to RKS, and that the Company is entitled to a refund of certain overpayments made to RKS. The Company does not believe that this claim will have a material adverse effect on the Company's financial position or results of operations.

    Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Companies that have contacted the Company include one company that has recently alleged that the Company's products infringe three U.S. patents. The Company is in the process of reviewing and analyzing the infringement allegations. Another Company has notified the Company that it believes a number of the Company's removable cartridge hard drive products infringe several of that company's patents relating to the use of spin motors in disc drives. The Company believes that its removable cartridge hard drive products do not infringe the claims of these patents and that some or all of the asserted patents are invalid. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position and results of operations, and may require material changes in production processes and products. It may be necessary for the Company to enter into license agreements to avoid protracted disputes over patent infringement. The Company is unable to predict whether license agreements can be obtained on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain such license could have a material effect on the Company's financial position or results of operations.

    SECURITIES CLASS ACTION AND DERIVATIVE LITIGATION

    The Company has been named as a defendant in four putative class action lawsuits. Two of the actions, Ravens, et al. v. Iftikar, et al. (filed April 2,
                               ---------------------------------
1996) and Belleza, et al. v. Iftikar, et al. (filed May 24, 1996) were brought
          ----------------------------------
in the United States District Court for the Northern District of California (collectively, the "Federal Lawsuits"). The other two purported class actions,

Gary S. Kaufman v. SyQuest Technology Inc., et al. (filed March 25, 1996) and
--------------------------------------------------
Ravens, et al. v. Iftakar, et al. (filed on October 11, 1996) were filed in the
---------------------------------
Superior Court of the State of California for the County of Alameda (the "State Court Lawsuits").

    Plaintiffs in all the aforementioned class actions purport to represent a class of all persons who purchased the Company's common stock between October 21, 1994, and February 1, 1996, and allege that certain current and former officers and directors of the Company engaged in illegal insider trading of the Company's common stock and made certain material misrepresentations and omissions regarding, among other things, the Company's SQ3270 drive and EZ135 drive. The Federal Lawsuits assert that the alleged wrongdoing violated the federal securities laws, and the State Court Lawsuits assert claims for damages under the California securities statutes and common law.

    The Federal Lawsuits have been assigned to the Honorable Vaughan Walker. In January 1997, the court denied the motion of certain plaintiffs to be appointed lead plaintiffs under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") on the ground, inter alia, that the plaintiffs' published notice
                             ----------
to the class did not constitute adequate notice of the litigation under the Reform Act. In July 1997, the Court denied a motion for reconsideration of its prior order and directed the plaintiffs to issue a revised notice and/or amend their complaint by August 22, 1997, or be subject to a motion to dismiss or for summary judgement. Plaintiffs have informed the court that they elect to stand on the existing notice and complaint.

    On May 14, 1996, the Company was served with a shareholder derivative action filed in the Superior Court of the State of California for the County of Alameda entitled John Nitti, et al. v. Syed Iftikar, et al. (the "Derivative Lawsuit").
         ------------------------------------------
The Derivative Lawsuit contains allegations of wrongdoing that are essentially the same as those in the putative class actions and seeks to recover unspecified damages and punitive damages on behalf of the Company from current and former officers and directors of the Company for alleged breaches of fiduciary duty, unjust enrichment and waste of corporate assets.

    The Company has entered a Stipulation of Settlement with the parties to the State Court Lawsuits and a separate Stipulation of Settlement with the parties to the Derivative Lawsuit. The State Court has preliminarily approved the settlement of the State Court Lawsuits. A hearing for final approval of both Stipulations of settlement has been scheduled for October 14, 1998, before the Alameda Superior Court. Each Stipulation of Settlement (which can be obtained from the Company on request) contains a number of conditions including, but not limited to, the dismissal with prejudice of the Federal Lawsuits, and will not be fully effective until all such conditions have been met.

    Given the possibility that all of the conditions may not be satisfied, the Federal Lawsuits, the State Court Lawsuits and the Derivative Lawsuit may continue and there can be no assurance as to the outcome or the financial effect, if any, the litigation may have on the Company. If there is an adverse result, the Company does not expect any particular product line to be affected as the plaintiffs seek monetary damages rather than injunctive relief. Nevertheless, a materially unfavorable outcome could have an adverse effect on the Company's financial condition, results of operations and cash flow. No loss contingency has been established for these lawsuits as the amount of losses, if any, are not yet determinable or reasonably estimable.

    From time to time, the Company is involved in litigation that it considers to be in the normal course of business. Other than as set forth above, the Company was not engaged in any legal proceedings as of June 30, 1998, which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operation.

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    See "Risk Factors-Intellectual Property Litigation," for a description of certain lawsuits filed against the Company by Iomega Corporation in France during the quarter ended June 30, 1998.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended June 30, 1998, the Company received net proceeds of approximately $40.0 million from the exercise of outstanding stock purchase warrants. These transactions resulted in the issuance of approximately 29.5 million shares of common stock, which includes approximately 14.4 million shares that were issued as an incentive to exercise the warrants.

    During the quarter ended June 30, 1998, certain holders of the Company's Series 4, Series 5 and Series 7 preferred stock converted their preferred stock into common stock. The conversions resulted in the issuance of a total of 12,520,230 shares of common stock in exchange for 53,337 shares of the Company's Series 4 preferred stock, 13,242 shares of the Company's Series 5 preferred stock and 280 shares of the Company's Series 7 preferred stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

             4.1 Letter Agreements with CC Investments, LDC dated April 22, 1998, incorporated by reference to Exhibit 10.1 and
                       10.2 to the Company's current report on Form 8-K dated April 22, 1998.

             4.2 Letter Agreement with RGC International Investors, LDC dated March 25, 1998, incorporated by reference to
                       Exhibit 10.1 to the Company's current report on Form 8-K dated March 25, 1998.

             4.3 Letter Agreement with Combination, Inc. dated March 31, 1998, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated March 25, 1998.

             4.4 Warrant Exercise Agreement with Fletcher International Limited dated April 1, 1998, incorporated by reference to
                       Exhibit 10.3 to the Company's current report on Form 8-K dated March 25, 1998.

             4.5 Letter Agreement with CC Investments dated June 3, 1998, filed herewith.

             4.6 Letter Agreement with Nelson Partners dated June 3, 1998, filed herewith.

             4.7 Letter Agreement with Olympus Securities dated June 3, 1998, filed herewith.

             4.8 Letter Agreement with New Enterprises Associates VII L.P., dated June 3, 1998, filed herewith.

             4.9 Letter Agreement with Jayhawk Institutional Partners, L.P. and Jayhawk Investments, L.P. dated June 3, 1998, filed herewith.

             4.10 Letter Agreement with Combination, Inc. dated June 24, 1998, filed herewith.

             4.11 Letter Agreement with CC Investments, LDC dated June 30, 1998, filed herewith.

            27.1       Financial Data Schedule

            99.1 Registrant's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 1998, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated June 11, 1998.

     b. Reports on Form 8-K. The Company filed three reports on Form 8-K during the quarter ended June 30, 1998. These reports are summarized below.

            A current report on Form 8-K, dated April 22, 1998, was filed by the Company reporting under item 5 the issuance of certain equity securities pursuant to Regulation D and another event, and under item 7 related press releases.

            A current report on Form 8-K, dated June 3, 1998, was filed by the Company reporting under item 5 the issuance of certain equity securities pursuant to Regulation D.

            A current report on Form 8-K, dated June 11, 1998, was filed by the Company reporting under item 5 and item 7 the registration of Registrant's Common Stock on Form S-3 and related documents.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: 08/14/98               SyQuest Technology, Inc. (Registrant)



                                        By:  /s/ EDWARD L. MARINARO
                                             -------------------------
                                             Edward L. Marinaro
                                             Chairman of the Board
                                             and Director


    Dated: 08/14/98                     By:  /s/ EDWIN L. HARPER
                                             ---------------------
                                             Edwin L. Harper
                                             President and
                                             Chief Executive Officer

                                 EXHIBIT INDEX


            Exhibit
             Index     Description of Document
            -------    -----------------------

             4.1 Letter Agreements with CC Investments, LDC dated April 22, 1998, incorporated by reference to Exhibit 10.1 and
                       10.2 to the Company's current report on Form 8-K dated April 22, 1998.

             4.2 Letter Agreement with RGC International Investors, LDC dated March 25, 1998, incorporated by reference to
                       Exhibit 10.1 to the Company's current report on Form 8-K dated March 25, 1998.

             4.3 Letter Agreement with Combination, Inc. dated March 31, 1998, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated March 25, 1998.

             4.4 Warrant Exercise Agreement with Fletcher International Limited dated April 1, 1998, incorporated by reference to
                       Exhibit 10.3 to the Company's current report on Form 8-K dated March 25, 1998.

             4.5 Letter Agreement with CC Investments dated June 3, 1998, filed herewith.

             4.6 Letter Agreement with Nelson Partners dated June 3, 1998, filed herewith.

             4.7 Letter Agreement with Olympus Securities dated June 3, 1998, filed herewith.

             4.8 Letter Agreement with New Enterprises Associates VII L.P., dated June 3, 1998, filed herewith.

             4.9 Letter Agreement with Jayhawk Institutional Partners, L.P. and Jayhawk Investments, L.P. dated June 3, 1998, filed herewith.

             4.10 Letter Agreement with Combination, Inc. dated June 24, 1998, filed herewith.

             4.11 Letter Agreement with CC Investments, LDC dated June 30, 1998, filed herewith.

            27.1       Financial Data Schedule.

            99.1 Registrant's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on June 11, 1998, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K dated June 11, 1998.